Form 10-Q
period 2004-03-31
CHEROKEE INTERNATIONAL CORP
filed 2004-05-12
CIK 1090069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission file number 000-50593

CHEROKEE INTERNATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	95-4745032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2841 Dow Avenue, Tustin, California	92780
(Address of principal executive office)	(Zip Code)

(714) 544-6665
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☐   No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common stock, $0.001 par value	19,182,254

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,064	$4,887
Short-term investments	98	91
Accounts receivable, net	24,065	25,579
Inventories	24,111	24,932
Prepaid expenses and other current assets	3,120	1,842
Total current assets	71,458	57,331

Property and equipment, net	12,856	12,781
Deposits	321	250
Deferred financing costs, net	497	536
Goodwill	6,317	6,317

	$91,449	$77,215
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,820	$12,854
Accrued liabilities	8,512	7,073
Accrued restructuring costs	235	1,144
Accrued compensation and benefits	6,268	7,346
Accrued interest payable	1,044	746
Revolving lines of credit	—	6,132
Current portion of long-term debt	—	2,562
Current portion of capital lease obligations	528	848
Total current liabilities	29,407	38,705

Long-term debt, net of current portion	46,630	162,893
Other long-term obligations	3,666	5,585

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,182,254 and 2,213,754 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	19	2

Paid-in capital	183,549	43,710
Accumulated deficit	(173,947)	(176,107)
Accumulated other comprehensive income	2,125	2,427

Net stockholders’ equity (deficit)	11,746	(129,968)

	$91,449	$77,215

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

Net sales	$36,832	$21,041
Cost of sales	24,909	16,220
Gross profit	11,923	4,821
Operating Expenses:
Engineering and development	2,331	2,039
Selling and marketing	1,830	1,158
General and administrative	2,087	1,633
Total operating expenses	6,248	4,830

Operating income (loss)	5,675	(9)

Interest expense	(3,081)	(4,088)
Other income (expense), net	(3)	796
Income (loss) before income taxes	2,591	(3,301)
Provision for income taxes	431	29
Net income (loss)	$2,160	$(3,330)

Net income (loss) per share:
Basic	$0.23	$(1.61)
Diluted	$0.20	$(1.61)

Weighted average common shares outstanding:
Basic	9,299	2,073
Diluted	15,931	2,073

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

Net income (loss)	$2,160	$(3,330)
Other comprehensive loss:
Foreign currency translation adjustments	(302)	(210)
Comprehensive income (loss)	$1,858	$(3,540)

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,160	$(3,330)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	881	898
Gain on sale of land	—	(367)
Amortization of deferred financing costs	55	69
Write-off of unamortized deferred financing costs and debt discount	224	—
Net change in operating assets and liabilities:
Accounts receivable, net	1,131	1,310
Inventories, net	614	9
Prepaid expenses and other current assets	(1,988)	138
Deposits	(71)	(91)
Accounts payable	164	(871)
Accrued liabilities and accrued restructuring costs	(1,201)	(1,537)
Accrued compensation and benefits	(954)	366
Accrued interest payable	298	(974)
Other long-term obligations	(1,830)	4,175
Net cash used in operating activities	(517)	(205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,148)	(342)
Net change in short-term investments	(8)	294
Proceeds from sale of land	—	517
Net cash provided by (used in) investing activities	(1,156)	469

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	11,301	13,860
Payments on revolving lines of credit	(17,433)	(11,597)
Payments on obligations under capital leases	(306)	(320)
Payments on long-term debt	(65,519)	(513)
Deferred financing costs	(175)	—
Proceeds from the exercise of warrants and stock options	16	—
Net proceeds from sale of common stock	89,001	—
Net cash provided by financing activities	16,885	1,430

Cash effect of exchange rate changes	(35)	(456)

Net increase in cash and cash equivalents	15,177	1,238
Cash and cash equivalents, beginning of period	4,887	8,504

Cash and cash equivalents, end of period	$20,064	$9,742

SUPPLEMENTAL INFORMATION
Conversion of senior convertible notes into common stock	$53,370	$—
Accrued initial public offering costs netted against paid-in capital	2,531	—

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                       Nature of Operations

Cherokee International Corporation (the “Company”) is a designer and manufacturer of power supplies for original equipment manufacturers (OEMs). Its advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets.

Initial Public Offering

The Company completed its initial public offering of 6,600,000 shares of its common stock, par value $0.001 per share (“Common Stock”), on February 25, 2004, at a price of $14.50 per share.  The net proceeds to the Company from this offering were $89.0 million, before offering costs of $2.5 million.  The Company used $73.2 million to repay outstanding indebtedness and accrued interest relating to the term loans, revolving lines of credit, second lien notes, as well as accrued interest and interest added to the principal amount of its senior convertible notes.  Immediately prior to the consummation of the offering, the Company completed a 1 for 3.9 reverse stock split of its outstanding Common Stock.  All share and per share amounts for all periods presented in this report reflect this split.  Also in connection with the offering, the Company issued 6,283,796 shares of Common Stock upon conversion of the original principal amount of its outstanding senior convertible notes of $53.4 million, and issued 4,071,114 shares of Common Stock upon the exercise of outstanding warrants.

2.                                       Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The information set forth in the accompanying condensed consolidated financial statements is unaudited and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated.

Results of operations for the interim three months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s first quarter represented the 13-week periods ended on March 28, 2004 and March 30, 2003. For presentation purposes, these fiscal quarters have been referred to as ending on March 31.

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain information normally included in footnote disclosure to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, contained in the Company’s Registration Statement on Form S-1 (File No. 333-110723) filed on February 19, 2004.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates.

Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its employee stock-based compensation plan using the intrinsic value method under APB Opinion No. 25 and provides the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

The table below reconciles net income (loss) as reported and pro forma net income (loss) had compensation cost been determined using the provisions of SFAS No. 123 for the three months ended March 31, 2004 and 2003 (in thousands).

	March 31, 2004	March 31, 2003
Net income (loss) as reported	$2,160	$(3,330)
Stock-based employee compensation included in net income (loss), net of tax	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(210)	(38)
Net income (loss)-pro forma	$1,950	$(3,368)
Pro forma net income (loss) per share:
Basic	$0.21	$(1.62)
Diluted	$0.19	$(1.62)

For the purpose of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during the three months ended March 31, 2004: expected stock price volatility of 52%; risk-free interest rate of 3.66%; no dividends; and expected lives of five years.  The assumptions used for the three months ended March 31, 2003 were: expected stock price volatility of zero; risk-free interest rate of 5%; no dividends; and expected lives of five years.

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date.  Revenues, costs and expenses are translated at the average exchange rate during the period.  Transaction gains and losses are included in results of operations and have not been significant for the periods presented.  The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro.  The functional currency of the Company’s operating subsidiaries in Mexico (Cherokee Electronica, S.A. DE C.V.) and in India (Cherokee India Pvt. Ltd. and Powertel India Pvt. Ltd.) is the U.S. dollar as the majority of transactions are denominated in U.S. dollars.  Translation adjustments related to Cherokee Europe are reflected in other comprehensive operations.

3.                                       Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for obsolescence (in thousands):

	March 31, 2004	December 31, 2003

Raw material	$16,066	$16,244
Work-in-process	4,873	4,662
Finished goods	3,172	4,026

	$24,111	$24,932

As of March 31, 2004 and December 31, 2003, the reserve for inventory obsolescence was $4.3 million and $4.2 million, respectively.

4.                                       Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carryforwards to the extent they are realizable.  A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period.  A deferred tax asset valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.  As of March 31, 2004, deferred tax assets include $42.7 million relating to a tax basis step up from a recapitalization transaction in 1999 and $12.5 million of net operating loss carryforwards.  The Company has recorded a full valuation allowance against its deferred tax assets.

The provision for income taxes of $0.4 million for the three months ended March 31, 2004 was calculated using an estimated effective tax rate for 2004 of 16.6%, which reflects estimated taxable income in Belgium after using available net operating losses in 2004.  Income generated in the United States during 2004 is expected to be fully offset by available net operating losses, resulting in the relatively low effective tax rate for the year.

5.                                       Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented.  Potential common shares include the dilutive effect of stock options and warrants under the treasury stock method and senior convertible notes under the if-converted method.  For purposes of the diluted earnings (loss) per share calculation for the three months ended March 31, 2004, the senior convertible notes are assumed to have been converted at the beginning of the period, and as a result, net income has been increased by $1.0 million for the reduction in interest expense related to the senior convertible notes.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net income (loss)	$2,160	$(3,330)

Shares:
Weighted-average common shares outstanding—basic	9,299	2,073
Effect of dilutive securities:
Senior convertible notes and warrants	6,031	—
Outstanding stock options	601	—
Weighted-average common shares outstanding—diluted	15,931	2,073

Net income (loss) per share:
Basic	$.23	$(1.61)
Diluted	$.20	$(1.61)

6.                                       Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company did not have any variable interest entities as of March 31, 2004.  The early adoption of FIN 46 did not have a material impact on the Company’s consolidated results of operations or financial position.  With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE’s to which these interpretations apply, the Company adopted FIN 46R in the first quarter of 2004 and such adoption did not have a material impact on its financial statements.

7.                                       Deferred Financing Costs

Net deferred financing costs are comprised of the following as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003

Deferred financing costs	$506	$834
Accumulated amortization	(9)	(298)

Deferred financing costs, net	$497	$536

The Company amortizes deferred financing costs over the life of the related debt, which is currently 4.5 years.  During the three months ended March 31, 2004, the Company wrote-off unamortized deferred financing costs of $0.2 million and fully amortized deferred financing costs of $0.3 million, as a result of the repayment of outstanding indebtedness.

8.                                       Long-Term Debt

Long-term debt consists of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Term loans	$—	$12,463
14.5% second lien notes	—	46,652
5.25% senior notes	46,630	46,630
12% senior convertible notes	—	59,774
	46,630	165,519
Less debt discount	—	(64)
Total long-term debt, net of debt discount	46,630	165,455
Less current portion	—	(2,562)
Total long-term debt	$46,630	$162,893

Presented below is a breakdown of our long-term debt payable to third parties and affiliates at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
Long-term debt payable to third parties:
Current	$—	$2,562
Non-current	24,485	48,992
Long-term debt payable to affiliates:
Current	—	—
Non-current	22,145	113,901
Total long-term debt, net of debt discount	$46,630	$165,455

As of March 31, 2004, all of the Company’s long-term debt was scheduled to be repaid in 2008.

In connection with the Company’s initial public offering, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation.  The facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $11.6 million at March 31, 2004.  The Credit Facility has a term of 4.5 years and borrowings bear interest, at the Company’s option, at a rate per annum equal to the LIBOR Rate plus 2.5% or the agent bank’s base rate plus 1.0%.  In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the amended facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum.  The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries.  The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios (as defined in the Credit Facility).  As of March 31, 2004, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the financial covenants under the Credit Facility.

As of March 31, 2004, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5¼% Senior Notes.

Cherokee Europe maintains a working capital line of credit of approximately $3.7 million with a Belgian bank, BBL, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancellable at any time.  As of March 31, 2004, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all loan covenants.

9.               Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Long-term portion of restructuring cost liabilities	$1,664	$1,670
Long service award liabilities	1,432	1,515
Interest payable related to the Second Lien Notes and the Senior Convertible Notes	—	2,400
Deferred compensation	570	—
	$3,666	$5,585

10.         Cherokee Europe Restructuring

In June 2003, the Company received approval for a restructuring plan (the “European Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium.  The European Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market.  All of the terminations were completed in 2003.  Pursuant to the European Restructuring, the Company recorded a restructuring charge of $4.5 million in operating expenses in the statement of operations during the year ended December 31, 2003.  The European Restructuring costs are comprised entirely of one-time termination benefits to be paid through 2010.  The Company has paid $0.9 million for the three months ended March 31, 2004 under the European Restructuring.

A reconciliation of the European Restructuring accrual for the period January 1, 2004 through March 31, 2004 is as follows (in thousands):

Balance as of January 1, 2004	$2,814
Payments	(915)
Balance as of March 31, 2004	1,899
Less current portion	(235)
Due after one year	$1,664

11.                                 Customer Concentration

For the quarter ended March 31, 2004, the Company’s largest customer accounted for 25% of net sales, and no other customer accounted for more than 10% of net sales.  For the quarter ended March 31, 2003, the Company’s two largest customers accounted for 13% and 11% of net sales, respectively.  Although not currently anticipated, a decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of March 31, 2004, the Company had one customer that accounted for 33% of net accounts receivable.

12.                                 Commitments and Contingencies

Guarantees and Indemnities

The Company has agreed to indemnify the former owners of Cherokee Europe for product liability, environmental hazard and employment practice claims relating solely to post-acquisition business.  The Company also indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facility or lease.  The maximum amount of potential future payments under such indemnifications is not determinable.

The Company has not incurred significant amounts related to these guarantees and indemnifications and no liability has been recorded in the financial statements for guarantees and indemnifications as of March 31, 2004.

13.         Stock and Deferred Compensation Plans

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the ‘‘ESPP’’). The ESPP provides that a total of 400,000 shares of Common Stock are reserved for issuance under the plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. The ESPP, which is intended to qualify as an ‘‘employee stock purchase plan’’ under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 (beginning in the year 2005) and November 15 (beginning in the year 2004) and ending on the last trading day on or before November 14 or May 14, respectively. The Board of Directors oversees the ESPP administration.  Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions as defined. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP.  As of March 31, 2004, no shares have been issued under the ESPP.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the ‘‘2004 Plan’’). The 2004 Plan provides that a total of 800,000 shares of the Company’s Common Stock are reserved for issuance under the 2004 Plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan.  The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares.  As of March 31, 2004, no shares have been issued from the 2004 Plan.

Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years.  As of March 31, 2004, participants have contributed $570,000 to the plan, which is recorded in other long-term liabilities, and the company has provided no matching contributions to date.

14.         Retirement Plans

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature.  The following represents the amounts related to this defined benefit plan for the three months ended (in thousands):

Components of Net Periodic Benefit Cost	March 31, 2004	March 31, 2003
Service cost	$38	$28
Interest cost	59	52
Expected return on plan assets	(34)	(40)
Net periodic benefit cost	$63	$40

As of March 31, 2004, $0.1 million of pension plan contributions have been made.  Cherokee Europe presently anticipates contributing an additional $0.1 million to fund its pension plan in 2004 for a total of $0.2 million.

15.         Cherokee Europe Fire

On January 19, 2004 the Company experienced a fire in part of its facility in Belgium, which destroyed some inventory, property and equipment.  The Company was fully insured for the destroyed items at the replacement value for the destroyed items, subject to a $5,000 deductible, and the facility returned to full production the next day.  Within operating expenses for the three months ended March 31, 2004, the Company recorded a loss related to the destroyed inventory, property and equipment of $2.6 million, which has been fully offset by $1.0 million in proceeds received from the insurance company and $1.6 million of expected recoveries from the insurance company, which has been recorded in prepaid and other current assets.  Any additional amounts received from the insurance company in excess of the $1.6 million will be recognized as a gain when received.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are a designer and manufacturer of power supplies for OEMs. Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Guadalajara, Mexico; and Wavre, Belgium. We were founded in 1978 by our Chairman, Pat Patel, in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India in January 1984 and Guadalajara, Mexico in August 1988. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium and enabled us to better serve the European market.

On April 30, 1999, an investor group led by affiliates of Oaktree Capital Management, LLC (“Oaktree”) and GFI Energy Ventures, LLC (“GFI”) acquired 60% of our then-outstanding equity.

In November 2002, we consummated the Restructuring Transactions, resulting in the restructuring of our debt capital structure and the reorganization of our company from a California limited liability company into a Delaware corporation.  As part of the Restructuring Transactions, we amended our then-existing credit facility and entered into new senior credit facilities providing, in the aggregate, for $15.0 million of term loans (the “Term Loans”) and a revolving credit facility of up to $7.6 million (the “Old Revolving Facility”), in each case maturing November 30, 2005. As of December 31, 2003, two of the Term Loans bore interest at an annual rate of 5.49% and the remaining two Term Loans bore interest at an annual rate of 5.91%. Borrowings under the Old Revolving Facility bore interest at an annual rate of 6.75% as of such date. As part of the Restructuring Transactions, we also issued approximately $41.0 million original principal amount of 14 1/2% pay-in-kind second lien notes due 2006 (“Second Lien Notes”), together with warrants to purchase 2,447,813 shares of our common stock at $0.039 per share. Interest on the Second Lien Notes was paid in kind from issuance. We also completed an exchange offer with respect to all of our outstanding $100.0 million of 10 1/2% senior subordinated notes due 2009. In exchange for the senior subordinated notes, we issued (1) $46.6 million of 5 1/4% senior notes due 2008, (“Senior Notes”) together with warrants to purchase 1,633,714 shares of our common stock at $0.039 per share and (2) $53.4 million of 12% senior convertible notes due 2008 (“Senior Convertible Notes”), which were convertible into 6,283,796 shares of our common stock at approximately $8.49 per share. From issuance, interest on the Senior Notes was paid in cash.  Interest on the Senior Convertible Notes was added to the principal amount from the date of issuance. Amounts added to the principal in respect of interest payments on the Senior Convertible Notes were not convertible into shares of our common stock.  In connection with our initial public offering described below, we amended and restated our senior credit facility, repaid the Second Lien Notes in full and repaid $4.4 million in accrued interest and $12.1 million in interest added to the principal amount of our Senior Convertible Notes.  In addition, all of the outstanding warrants were exercised and the original principal amount of the Senior Convertible Notes was converted into shares of Common Stock.

Prior to the Restructuring Transactions in November 2002, we were organized as a California limited liability company and treated as a partnership for United States federal income tax purposes. As a result of being reorganized into a Delaware corporation, Cherokee is now subject to United States federal income taxation.

We completed our initial public offering of 6,600,000 shares of common stock on February 25, 2004.  The net proceeds from this offering were $89.0 million, before offering costs of $2.5 million.  We used $73.2 million to repay outstanding indebtedness, including the Term Loans, the Old Revolving Facility, the Second Lien Notes, related interest on these obligations, as well as accrued interest and interest added to the principal amount of our Senior Convertible Notes.  In connection with the offering, we issued 6,283,796 shares of our common stock upon conversion of the original principal amount of our outstanding Senior Convertible Notes, and issued 4,071,114 shares of common stock upon exercise of all outstanding warrants.

In addition, in connection with the offering, we amended and restated our existing senior revolving credit facility with General Electric Capital Corporation.  The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $11.6 million at March 31, 2004.  Please refer to “–Liquidity and Capital Resources” below for additional information regarding our outstanding indebtedness.

We generate a significant portion of our sales from OEMs in the communications and computing market segment, particularly the wireless infrastructure and networking sectors.  During 2001, 2002 and the first quarter of 2003, our operating results were negatively affected by unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products.  Although we have seen improvement in these economic conditions throughout 2003 and the first quarter of 2004, there are no assurances that these improvements will continue or are sustainable.  If conditions do not continue to improve or, instead, deteriorate, our operating results and financial condition could be adversely affected.

BASIS OF REPORTING

Net Sales

Net sales consists of sales during the period presented net of returns.  Revenue is recognized from product sales at the time of shipment and passage of title.

Cost of Sales

The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead.  Raw materials account for a majority of cost of sales.  Raw materials include magnetic sub-assemblies, sheet metal, electronic and other components, mechanical parts and electrical wires.  Direct labor costs include costs of hourly employees. Manufacturing overhead includes salaries, lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

Operating Expenses

Operating expenses include engineering costs, selling and marketing costs and general and administrative expenses.  Engineering costs primarily include salaries and benefits of engineering personnel, safety approval and quality certification fees, depreciation on equipment and subcontract costs for third-party contracting services.  Selling and marketing expenses primarily include salaries and benefits to account managers and commissions to independent sales representatives.  Administrative expenses primarily include salaries and benefits for certain management and administrative personnel, professional fees and information system costs.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Any future changes to these estimates and assumptions could have a material effect on our reported amounts of revenue, expenses, assets and liabilities.  The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognize revenue from product sales at the time of shipment and passage of title.  We also offer our customers the right to return products that do not function properly within a limited time after delivery.  We monitor and track product returns and record a provision for warranty based on historical experience, which has been insignificant to our financial condition and results of operations.  Any significant increase in product failure rates could have a material adverse effect on our operating results for the period or periods in which those returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, and any specific customer collection issues that we have identified.  While credit losses have historically been within our expectations and the provisions established, we may not continue to experience the same credit loss rates that we have in the past.  A significant portion of our accounts receivable are concentrated in a small number of customers.  A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory and the current estimated market value of the inventory using the first-in, first-out method.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical usage data and estimates of future demand.  Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand.  As demonstrated in the past, demand for our products can fluctuate significantly.  A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory.  In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination.  Likewise, if our inventory is determined to be undervalued, we may have over reported our costs of goods sold in previous periods and would be required to recognize additional operating income at the time such inventory is sold.  Therefore, although we make every reasonable effort to ensure the accuracy of our estimates of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  If our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period.  Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results.

Goodwill and Long Lived Assets

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred.  The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the accounting value of its net assets.

We also review the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time.  These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices.  If the carrying value is determined not to be recoverable from future operating cash flows, the asset would be deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

NET SALES

Net sales increased by approximately 75.0%, or $15.8 million, to $36.8 million for the three months ended March 31, 2004 from $21.0 million for the three months ended March 31, 2003.

This sales increase was primarily attributable to increased sales from a broad base of customers in the datacom and telecom industries, including several new customers that have engaged Cherokee in recent quarters.  Our largest customer, which is in the wireless infrastructure market, accounted for approximately $5.5 million of our sales increase over the first quarter of 2003.  Also contributing to the sales increase was a favorable foreign currency exchange rate effect of $2.3 million due to a stronger Euro in the first quarter of 2004 compared to the first quarter of 2003.

GROSS PROFIT

Gross profit increased by approximately 147.3%, or $7.1 million, to $11.9 million for the three months ended March 31, 2004 from $4.8 million for the three months ended March 31, 2003. Gross margin for the three months ended March 31, 2004 increased to 32.4% from 22.9% in the prior year’s period.

Of the $7.1 increase in gross profit, $3.6 million was attributable to the higher sales level and the remaining $3.5 million was attributable to the increased gross margin.  The increase in gross margin was primarily due to lower direct labor and overhead costs as a percentage of sales.  For the first quarter of 2004, direct labor and factory overhead at Cherokee Europe improved significantly as a percentage of sales, reflecting increased efficiencies due to higher production volumes, as well as a lower manufacturing cost structure resulting from the restructuring plan implemented in June 2003.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2004 increased by approximately 29.4%, or $1.4 million, to $6.2 million from $4.8 million for the three months ended March 31, 2003.  As a percentage of sales, operating expenses decreased to 17.0% from 23.0% in the prior year’s period.

We experienced increases in engineering and development, selling and marketing, and general and administrative expenses of $0.3 million, $0.7 million and $0.4 million, respectively, primarily to support the significantly higher sales volume and related business activities compared to a year ago.  Of the $1.4 million increase in total operating expenses, approximately $0.4 million was attributable to a stronger Euro versus the first quarter of 2003, $0.3 million was attributable to higher sales commissions, and the remaining increase related primarily to increased payroll and related costs, including higher incentive compensation expense.

OPERATING INCOME

As a result of the factors discussed above, operating income increased to $5.7 million for the three months ended March 31, 2004 compared to breakeven results for the three months ended March 31, 2003.  Operating margin increased to 15.4% from 0.0% in the prior year’s period.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2004 was $3.1 million compared to $4.1 million for the three months ended March 31, 2003.  The decrease in interest expense was primarily due to the pay down of debt and conversion to equity of our senior convertible notes in connection with our initial public offering.

OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended March 31, 2004 was insignificant compared to other income of $0.8 million for the three months ended March 31, 2003.  The amount for the first quarter of 2003 included a gain on the sale of land of $0.4 million and foreign currency exchange gains of $0.4 million attributable to a stronger Euro.

INCOME TAXES

The provision for income taxes of $0.4 million for the three months ended March 31, 2004 was calculated using an estimated effective tax rate for 2004 of 16.6%, which reflects estimated taxable income in Belgium after using available net operating losses in 2004.  Income generated in the United States during 2004 is expected to be fully offset by available net operating losses, resulting in the relatively low effective tax rate for the year.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net income of $2.2 million for the three months ended March 31, 2004, compared to a net loss of $3.3 million for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net cash used in operating activities was $0.5 million for the three months ended March 31, 2004, compared to net cash used in operating activities of $0.2 million for the three months ended March 31, 2003.  Cash used in operating activities for the first quarter of 2004 reflects the positive effect of $2.2 million in net income, $0.9 million of depreciation and amortization,  a $1.1 million decrease in accounts receivable due mainly to an improvement in our days sales outstanding and a decrease in inventory levels of $0.6 million.  These items were offset by an increase of $2.0 million in prepaid expenses and other current assets due mainly to D&O insurance premium payments and recording an insurance indemnity receivable due to the fire in our Belgium facility, and a decrease in other long-term obligations of $1.8 million due primarily to the payment of accrued paid-in-kind interest with the proceeds from the initial public offering and a decrease in accrued liabilities and accrued restructuring costs of $1.2 million.  Cash used in operating activities for the first quarter of 2003 reflects a net loss of approximately $3.3 million, depreciation and amortization of $0.9 million, and a decrease in receivables, accounts payable and accrued interest payable of $1.3 million,  $0.9 million and $1.0 million, respectively, and an increase in other long-term obligations of $4.2 million.

Net cash used in investing activities of $1.2 million for the three months ended March 31, 2004 primarily reflects additions to property and equipment.  Net cash provided by investing activities of $0.5 million for the three months ended March 31, 2003 primarily reflects proceeds from sale of land of $0.5 million.

Net cash provided by financing activities of $16.9 million for the three months ended March 31, 2004 reflects the proceeds from our initial public offering of $89.0 million, offset by payments on long-term debt of $65.5 million and net payments under the revolving lines of credit of $6.1 million.  Net cash provided by financing activities of $1.4 million for the three months ended March 31, 2003 primarily reflects net borrowings under the revolving lines of credit of $2.3 million and $0.8 million of payments on long-term debt and capital leases.

LIQUIDITY

We completed our initial public offering of 6,600,000 shares of common stock on February 25, 2004.  The net proceeds of this offering were $89.0 million, before offering costs of $2.5 million. We used $73.2 million of the proceeds to repay outstanding indebtedness, including the Term Loans, the Old Revolving Facility, the Second Lien Notes, related interest on these obligations, as well as accrued interest and interest added to the principal amount of our Senior Convertible Notes.  The remainder of the net proceeds is held in high-grade commercial paper with an original maturity of three months or less, and reflected in our cash increase of $15.2 million for the first quarter of 2004.

As of March 31, 2004, we had cash and cash equivalents of $20.1 million, working capital of $42.1 million and no borrowings under the Credit Facility.  Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities and debt issuances.  The Company’s current and future liquidity needs primarily arise from working capital requirements and capital expenditures.  The Company’s historical capital expenditures have primarily resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For fiscal 2004, the Company expects capital expenditures to be approximately $3 million, which will relate primarily to investments in manufacturing equipment.

As of March 31, 2004, the Company’s borrowings consisted of approximately $46.6 million of Senior Notes and no borrowings under the Credit Facility.  The Company is required to make scheduled interest payments to holders of the Senior Notes.

The maturities of our long-term debt, including capital leases, and future payments under our capital and operating leases as of March 31, 2004 are as follows (in millions):

Contractual obligation	Apri1 to December 31, 2004	2005	2006	2007	2008	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$46.6	$—	$46.6
Capital leases	0.5	—	—	—	—	—	0.5
Operating leases	1.0	1.1	1.1	1.1	1.1	0.6	6.0
Purchase order commitments	19.3	1.4	—	—	—	—	20.7
Total	$20.8	$2.5	$1.1	$1.1	$47.7	$0.6	$73.8

The Senior Notes mature on November 1, 2008.  Interest on the Senior Notes is payable in cash on May 1 and November 1 of each year.  The Senior Notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with the Company’s initial public offering, the Company has amended and restated its existing senior revolving credit facility with General Electric Capital Corporation.  The Credit Facility provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory.  The Company plans to use funds available under the amended facility to finance our working capital as needed.  The amended facility has a term of 4.5 years and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%.  In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the amended facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum.  The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt, and senior in right of payment to our future permitted subordinated debt.  The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.  The Credit Facility contains covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends, and contains a financial ratio test based on senior leverage.  The amended facility contains customary events of defaults, including defaults in the payment of principal or interest, defaults in the compliance with the covenants contained in the documents evidencing the Credit Facility, cross defaults to other material debt and bankruptcy or other insolvency events.

As of March 31, 2004, the Company was in compliance with all of the financial covenants set forth in the principal agreements governing its debt.

Based on our present expectations, we believe that our existing cash balances and cash equivalents, working capital, cash flow from operations and available borrowing capacity at March 31, 2004 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service, and that the payments associated with these commitments will not have a material adverse effect on our liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the entity’s residual returns or both.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We did not have any variable interest entities as of March 31, 2004.  The early adoption of FIN 46 did not have a material impact on our consolidated results of operations or our financial position.  With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE's to which these interpretations apply, the Company adopted FIN 46R in the first quarter of 2004 and such adoption did not have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

Statements in this report containing the words “believes,” “anticipates,” “estimates,” “expects,” and similar expressions, or the negative of such words or expressions, and any other statements which may be construed as a prediction of future performance or events, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based upon the Company’s current expectations and projections about future events.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (3) changes in the Company’s sales mix to lower margin products, (4) increased competition in the Company’s industry, (5) disruptions of the Company’s established supply channels, (6) the Company’s level of debt and restrictions imposed by its debt agreements, and (7) the additional risk factors identified in the Company’s filings with the Securities and Exchange Commission including our Registration Statement on Form S-1 (File No. 333-110723). The Company undertakes no obligation to update any forward-looking statements even though the Company’s situation may change in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in foreign currency exchange rates and short-term interest rates.  The Company did not have any derivative financial instruments at March 31, 2004.

The Company had no variable rate debt outstanding at March 31, 2004.  The Company cannot predict market fluctuations in interest rates and their impact on its variable rate debt, if any, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all.

The Company has European operations and is, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates.  This risk is mitigated by the fact that the Company’s revenues and expenses are generally both recorded in Euros, thereby reducing the risk of foreign currency translations on our operations in Europe.  As of March 31, 2004, the effect of foreign currency exchange rate fluctuations on the Company’s operating results for the three months ended March 31, 2004, was not material.  Historically, the Company has not actively engaged in exchange rate hedging activities.

Item 4.                                   Controls and Procedures

a)              Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

b)             Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                                   Legal Proceedings

During the three months ended March 31, 2004, we were not a party to any material legal proceedings.  We are occasionally a party to lawsuits relating to routine matters incidental to our business.  As with all litigation, no assurance can be provided as to the outcome of any particular lawsuit and we note that litigation inherently involves significant costs.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In February 2004, we issued 12,824 shares of common stock to six management employees of Cherokee Europe, for achieving specified financial performance targets during the second half of 2003.  The value of the consideration deemed received by us for each share issued was $0.01 per share, in accordance with Delaware law.  These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.

On February 25, 2004, we closed the sale of 6,600,000 shares of our Common Stock at a price of $14.50 per share in a firm commitment underwritten initial public offering.  In connection with the offering, certain of our stockholders (the “Selling Stockholders”) granted an option to the underwriters to purchase up to an additional 990,000 shares for up to 30 days after the offering to cover over-allotments, if any.  The underwriters exercised the over-allotment option in full and that transaction closed on February 25, 2004 as well.  We did not receive any of the proceeds ($14,355,000 before underwriters’ discount) from any shares of our common stock sold by the Selling Stockholders.  The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-110723), which the Securities and Exchange Commission declared effective on February 19, 2004.  The managing underwriters in the offering were Credit Suisse First Boston, Lehman Brothers, UBS Investment Bank and Stephens Inc.

Of the $95.7 million in gross proceeds raised by us in the offering:

1.             approximately $6.7 million was paid to the underwriters in connection with the underwriting discount;

2.             approximately $2.5 million was paid or accrued by us in connection with offering fees and expenses;

3.             approximately $73.2 million was used to repay principal and interest on our outstanding indebtedness; and

4.             approximately $13.3 million has been retained by us for general corporate purposes and is held in high-grade commercial paper with an original maturity of three months or less.

Item 4.    Submission of Matters to a Vote of Security Holders

On February 16, 2004, by a written consent in lieu of meeting of the stockholders of the Company, the following matters were voted upon and approved by the requisite vote of the stockholders:  (1) the Company’s 2002 Stock Option Plan, (2) the Company’s restated certificate of incorporation, giving effect to, among other things a one-for-3.9 reverse stock split, (3) the Company’s 2004 Omnibus Stock Incentive Plan, (4) the Company’s Employee Stock Purchase Plan, and (5) the Company’s form of indemnification agreement with its directors and officers.  The written consent was adopted by stockholders owning 5,819,994 shares, or 67.4%, of the Company’s outstanding Common Stock as of February 16, 2004.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)   Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation (1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation (1)
10.1

Amended and Restated Credit Agreement, dated as of February 25, 2004, by and between Cherokee International Corporation and General Electric Capital Corporation, in its individual capacity and as agent (the “Agent”) for all of the lenders name of therein.*

10.2	Amended and Restated Revolving Note, dated as of February 25, 2004, issued by Cherokee International Corporation.*
10.3	Amended and Restated Security Agreement, dated as of February 25, 2004, by and between Cherokee International Corporation and the Agent.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)           Previously filed with Amendment No. 2 to the Form S-1 filed by the Registrant on February 11, 2004

*              Filed herewith

(b)         Reports on Form 8-K

The Company filed a Form 8-K on April 27, 2004 announcing first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2004

CHEROKEE INTERNATIONAL CORPORATION

	By:	/s/ Jeffrey M. Frank
Jeffrey M. Frank
President and Chief Executive Officer

	By:	/s/ Van Holland
Van Holland
Chief Financial Officer
(Principal Financial and Accounting Officer)