Form 10-Q
period 2004-06-27
CHEROKEE INTERNATIONAL CORP
filed 2004-08-09
CIK 1090069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common stock, $0.001 par value	19,182,254

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,223	$4,887
Short-term investments	—	91
Accounts receivable, net	26,449	25,579
Inventories	26,210	24,932
Prepaid expenses and other current assets	2,974	1,842
Total current assets	71,856	57,331

Property and equipment, net	13,450	12,781
Deposits and other assets	1,005	250
Deferred financing costs, net	527	536
Goodwill	6,317	6,317

	$93,155	$77,215
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,342	$12,854
Accrued liabilities	7,346	7,073
Accrued restructuring costs	221	1,144
Accrued compensation and benefits	6,546	7,346
Accrued interest payable	456	746
Revolving lines of credit	—	6,132
Current portion of long-term debt	—	2,562
Current portion of capital lease obligations	356	848
Total current liabilities	27,267	38,705

Long-term debt, net of current portion	46,630	162,893
Other long-term obligations	3,867	5,585

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,182,254 and 2,213,754 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	19	2

Paid-in capital	183,549	43,710
Accumulated deficit	(169,578)	(176,107)
Accumulated other comprehensive income	1,401	2,427

Net stockholders’ equity (deficit)	15,391	(129,968)

	$93,155	$77,215

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net sales	$38,622	$27,649	$75,454	$48,690
Cost of sales	26,270	19,586	51,179	35,806
Gross profit	12,352	8,063	24,275	12,884
Operating Expenses:
Engineering and development	2,335	2,223	4,666	4,262
Selling and marketing	2,000	1,645	3,830	2,803
General and administrative	2,014	1,677	4,101	3,310
Restructuring costs	—	4,474	—	4,474
Total operating expenses	6,349	10,019	12,597	14,849

Operating income (loss)	6,003	(1,956)	11,678	(1,965)

Interest expense	(715)	(4,160)	(3,796)	(8,248)
Other income (expense), net	(50)	(242)	(53)	554
Income (loss) before income taxes	5,238	(6,358)	7,829	(9,659)
Provision for income taxes	869	39	1,300	68
Net income (loss)	$4,369	$(6,397)	$6,529	$(9,727)

Net income (loss) per share:
Basic	$0.23	$(3.09)	$0.46	$(4.69)
Diluted	$0.22	$(3.09)	$0.42	$(4.69)

Weighted average common shares outstanding:
Basic	19,182	2,073	14,241	2,073
Diluted	19,710	2,073	17,819	2,073

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss)	$4,369	$(6,397)	$6,529	$(9,727)
Other comprehensive income (loss):
Foreign currency translation adjustments	(724)	1,606	(1,026)	1,396
Comprehensive income (loss)	$3,645	$(4,791)	$5,503	$(8,331)

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,529	$(9,727)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,569	1,807
Gain on sale of land	—	(367)
Amortization of deferred financing costs	86	137
Write-off of unamortized deferred financing costs and debt discount	224	—
Paid-in-kind interest converted to debt	—	2,541
Net change in operating assets and liabilities:
Accounts receivable, net	(1,195)	(4,055)
Inventories, net	(1,454)	(858)
Prepaid expenses and other current assets	(1,150)	215
Deposits and other assets	(755)	(127)
Accounts payable	(344)	1,313
Accrued liabilities and accrued restructuring costs	(1,656)	(2,105)
Accrued compensation and benefits	(695)	559
Accrued interest payable	(290)	(1,564)
Other long-term obligations	(1,642)	6,541
Net cash used in operating activities	(773)	(5,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,403)	(607)
Net change in short-term investments	91	272
Proceeds from sale of land	—	516
Net cash (used in) provided by investing activities	(2,312)	181

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	11,301	31,065
Payments on revolving lines of credit	(17,433)	(28,580)
Payments on obligations under capital leases	(480)	(659)
Payments on long-term debt	(65,519)	(2,025)
Deferred financing costs	(236)	—
Proceeds from the exercise of warrants and stock options	16	—
Net proceeds from sale of common stock	87,570	—
Net cash provided by (used in) financing activities	15,219	(199)

Cash effect of exchange rate changes	(798)	707

Net increase (decrease) in cash and cash equivalents	11,336	(5,001)
Cash and cash equivalents, beginning of period	4,887	8,504

Cash and cash equivalents, end of period	$16,223	$3,503

SUPPLEMENTAL INFORMATION
Conversion of senior convertible notes into common stock	$53,370	$—
Accrued initial public offering costs netted against paid-in capital	1,100	—

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

Initial Public Offering

The Company completed its initial public offering of 6,600,000 shares of its common stock, par value $0.001 per share (“Common Stock”), on February 25, 2004, at a price of $14.50 per share.  The net proceeds to the Company from this offering after paid and accrued offering costs of $9.2 million were $86.5 million.  The Company used approximately $73.2 million of the net proceeds to repay certain outstanding indebtedness and accrued interest.  Immediately prior to the consummation of the offering, the Company completed a 1 for 3.9 reverse stock split of its outstanding Common Stock.  All share and per share amounts for all periods presented in this report reflect this split.  Also in connection with the offering, the Company issued 6,283,796 shares of Common Stock upon conversion of the original principal amount of its outstanding senior convertible notes of $53.4 million, and issued 4,071,114 shares of Common Stock upon the exercise of outstanding warrants.

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

Results of operations for the interim six months ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s second quarter represented the 13-week periods ended on June 27, 2004 and June 29, 2003. For presentation purposes, these fiscal quarters, and the six-month periods then ended have been referred to as ending on June 30.

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, contained in Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-110723) filed on February 18, 2004.

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

The table below reconciles net income (loss) as reported and pro forma net income (loss) had compensation cost been determined using the provisions of SFAS No. 123 for the three and six months ended (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss), as reported	$4,369	$(6,397)	$6,529	$(9,727)
Stock-based employee compensation included in net income (loss), net of tax	—	—	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(208)	(38)	(325)	(76)
Net income (loss)-pro forma	$4,161	$(6,435)	$6,204	$(9,803)

Net income (loss) per share, as reported:
Basic	$0.23	$(3.09)	$0.46	$(4.69)
Diluted	$0.22	$(3.09)	$0.42	$(4.69)
Pro forma net income (loss) per share:
Basic	$0.22	$(3.10)	$0.44	$(4.73)
Diluted	$0.21	$(3.10)	$0.41	$(4.73)

For the purpose of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during the six months ended June 30, 2004: expected stock price volatility of 52%; risk-free interest rate of 3.66%; no dividends; and expected lives of five years.  The assumptions used for the six months ended June 30, 2003 were: expected stock price volatility of zero; risk-free interest rate of 2.73%; no dividends; and expected lives of five years.

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date.  Revenues, costs and expenses are translated at the average exchange rate during the period.  Transaction gains and losses are included in results of operations and have not been significant for the periods presented.  The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro.  The functional currency of the Company’s operating subsidiaries in Mexico (Cherokee Electronica, S.A. DE C.V.) and in India (Cherokee India Pvt. Ltd. and Powertel India Pvt. Ltd.) is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars.  Translation adjustments related to Cherokee Europe are reflected as a component of stockholders’ equity (deficit) in other comprehensive operations.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company did not have any variable interest entities as of June 30, 2004.  The early adoption of FIN 46 did not have a material impact on the Company’s consolidated results of operations or financial position.  With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE’s to which these interpretations apply, the Company adopted FIN 46R in the first quarter of 2004, and such adoption did not have a material impact on its financial statements.

3.                                       Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for obsolescence (in thousands):

	June 30, 2004	December 31, 2003

Raw material	$18,257	$16,244
Work-in-process	4,717	4,662
Finished goods	3,236	4,026

	$26,210	$24,932

As of June 30, 2004 and December 31, 2003, the reserve for inventory obsolescence was $4.5 million and $4.2 million, respectively.

4.                                       Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carryforwards to the extent they are realizable.  A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period.  A deferred tax asset valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.  As of December 31, 2003, deferred tax assets include $42.7 million relating to a tax basis step up from a recapitalization transaction in 1999 and $12.5 million of net operating loss carryforwards.  The Company has recorded a full valuation allowance against its deferred tax assets.

The provision for income taxes of $1.3 million for the six months ended June 30, 2004 fully was calculated using an estimated effective tax rate for 2004 of 16.6%, which reflects estimated taxable income in Belgium after fully using available net operating losses relating to Belgium in 2004.  Income generated in the United States during 2004 is expected to be fully offset by available net operating losses, resulting in the relatively low effective tax rate for the year.

5.                                       Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is based upon the weighted average number of common and potential shares of common stock for each period presented.  Potential common shares include the dilutive effect of stock options and warrants under the treasury stock method and senior convertible notes under the if-converted method.  For purposes of the diluted earnings (loss) per share calculation for the six months ended June 30, 2004, the senior convertible notes are assumed to have been converted at the beginning of the period, and as a result, net income has been increased by $1.0 million for the reduction in interest expense related to the senior convertible notes.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss)	$4,369	$(6,397)	$6,529	$(9,727)

Shares:
Weighted-average common shares outstanding—basic	19,182	2,073	14,241	2,073
Effect of dilutive securities:
Senior convertible notes and warrants	—	—	3,015	—
Outstanding stock options	528	—	563	—
Weighted-average common shares outstanding—diluted	19,710	2,073	17,819	2,073

Net income (loss) per share:
Basic	$.23	$(3.09)	$.46	$(4.69)
Diluted	$.22	$(3.09)	$.42	$(4.69)

6.                                       Deferred Financing Costs

Net deferred financing costs are comprised of the following as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003

Deferred financing costs	$567	$834
Accumulated amortization	(40)	(298)

Deferred financing costs, net	$527	$536

The Company amortizes deferred financing costs over the life of the related debt, which is currently 4.5 years.  During the six months ended June 30, 2004, the Company wrote-off unamortized deferred financing costs of $0.2 million and fully amortized deferred financing costs of $0.3 million, as a result of the repayment of outstanding indebtedness in connection with the initial public offering.

7.                                       Long-Term Debt

Long-term debt consists of the following at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
Term loans	$—	$12,463
14.5% second lien notes	—	46,652
5.25% senior notes	46,630	46,630
12% senior convertible notes	—	59,774
	46,630	165,519
Less debt discount	—	(64)
Total long-term debt, net of debt discount	46,630	165,455
Less current portion	—	(2,562)
Total long-term debt	$46,630	$162,893

Presented below is a breakdown of our long-term debt payable to third parties and affiliates at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
Long-term debt payable to third parties:
Current	$—	$2,562
Non-current	24,485	48,992
Long-term debt payable to affiliates:
Current	—	—
Non-current	22,145	113,901
Total long-term debt, net of debt discount	$46,630	$165,455

As of June 30, 2004, all of the Company’s long-term debt was scheduled to be repaid in 2008.

In connection with the Company’s initial public offering, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation.  The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $14.4 million at June 30, 2004.  The Credit Facility has a term of 4.5 years and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%.  In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the amended facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum.  The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries.  The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios.  As of June 30, 2004, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

As of June 30, 2004, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior notes.

Cherokee Europe maintains a working capital line of credit of approximately $3.7 million with a Belgian bank, BBL, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancellable at any time.  As of June 30, 2004, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

8.                                       Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Long-term portion of restructuring cost liabilities	$1,579	$1,670
Long service award liabilities	1,700	1,515
Interest payable related to the 14.5% second lien notes and the 12% senior convertible notes	—	2,400
Deferred compensation	588	—
	$3,867	$5,585

9.               Cherokee Europe Restructuring

In June 2003, the Company received approval for a restructuring plan (the “European Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium.  The European Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market.  All of the terminations were completed in 2003.  Pursuant to the European Restructuring, the Company recorded a restructuring charge of $4.5 million in operating expenses in the statement of operations during the six months ended June 30, 2003.  The European Restructuring costs are comprised entirely of one-time termination benefits to be paid through 2010.  The Company paid $1.0 million during the six months ended June 30, 2004 under the European Restructuring.

A reconciliation of the European Restructuring accrual for the period January 1, 2004 through June 30, 2004 is as follows (in thousands):

Balance as of January 1, 2004	$2,814
Payments	(1,014)
Balance as of June 30, 2004	1,800
Less current portion	(221)
Due after one year	$1,579

10.                                 Customer Concentration

For the quarter and six months ended June 30, 2004, the Company’s largest customer accounted for 20% and 23% of net sales, respectively, and no other customer accounted for more than 10% of net sales.  For the quarter ended June 30, 2003, the Company’s largest customer accounted for 17% of net sales, and for the six months ended June 30, 2003, the Company’s two largest customers accounted for 15% and 10% of net sales, and no other customer accounted for more than 10% of net sales.  A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of June 30, 2004, the Company had one customer that accounted for 22% of net accounts receivable.

11.                                 Commitments and Contingencies

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the financial statements for guarantees and indemnifications as of June 30, 2004.

12.                                 Stock and Deferred Compensation Plans

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the ‘‘ESPP’’). The ESPP provides that a total of 400,000 shares of Common Stock are reserved for issuance under the plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. The ESPP, which is intended to qualify as an ‘‘employee stock purchase plan’’ under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 (beginning in the year 2005) and November 15 (beginning in the year 2004) and ending on the last trading day on or before November 14 or May 14, respectively. The Company’s Board of Directors oversees the ESPP administration.  Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions as defined. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Company’s Board of Directors may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP.  As of June 30, 2004, no shares have been issued under the ESPP.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the ‘‘2004 Plan’’). The 2004 Plan provides that a total of 800,000 shares of the Company’s Common Stock are reserved for issuance under the 2004 Plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan.  The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares.  As of June 30, 2004, no shares have been issued from the 2004 Plan.

Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years.  As of June 30, 2004, the Company has recorded a liability of $588,000 for contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions.

13.         Retirement Plans

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature.  The following represents the amounts related to this defined benefit plan for the three and six months ended (in thousands):

	Three Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$39	$28	$77	$56
Interest cost	60	52	119	104
Expected return on plan assets	(35)	(40)	(69)	(80)
Net periodic benefit cost	$64	$40	$127	$80

As of June 30, 2004, $0.1 million of pension plan contributions have been made.  Cherokee Europe presently anticipates contributing an additional $0.1 million to fund its pension plan in 2004 for a total of $0.2 million.

14.         Cherokee Europe Fire

On January 19, 2004, the Company experienced a fire in part of its facility in Belgium, which destroyed some inventory, property and equipment.  The Company was fully insured at the replacement value for the destroyed items, subject to a $5,000 deductible, and the facility returned to full production the next day.  Within operating expenses for the six months ended June 30,

2004, the Company recorded a loss related to the destroyed inventory, property and equipment.  This loss has been fully offset by partial proceeds received and expected recoveries from the insurance company, which have been recorded in prepaid expenses and other current assets.  Any amounts received from the insurance company in excess of the book value will be recognized as a gain when received.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are a designer and manufacturer of power supplies for Original Equipment Manufacturers, or OEMs. Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets.

We generate a significant portion of our sales from OEMs in the communications and computing market segment, particularly the wireless infrastructure and networking sectors.  During 2001, 2002 and the first quarter of 2003, our operating results were negatively affected by unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products.  Although we saw improvement in these economic conditions throughout 2003 and during the six months ended June 30, 2004, these improvements may not continue or may not be sustainable.  If conditions do not continue to improve or, instead, deteriorate, our operating results and financial condition could be adversely affected.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Guadalajara, Mexico; and Wavre, Belgium. We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India in January 1984 and Guadalajara, Mexico in August 1988. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium and enabled us to better serve the European market.

On April 30, 1999, an investor group led by affiliates of Oaktree Capital Management, LLC (“Oaktree”) and GFI Energy Ventures, LLC (“GFI”) acquired 60% of our then-outstanding equity.

In November 2002, we consummated a series of transactions, resulting in the restructuring of our debt capital structure and the reorganization of our company from a California limited liability company into a Delaware corporation (the “Restructuring Transactions”).  As part of the Restructuring Transactions, we amended our then-existing credit facility and entered into new senior credit facilities providing, in the aggregate, for $15.0 million of term loans (the “Term Loans”) and a revolving credit facility of up to $7.6 million (the “Old Revolving Facility”), in each case maturing November 30, 2005. As of December 31, 2003, two of the Term Loans bore interest at an annual rate of 5.49% and the remaining two Term Loans bore interest at an annual rate of 5.91%. Borrowings under the Old Revolving Facility bore interest at an annual rate of 6.75% as of such date. As part of the Restructuring Transactions, we also issued approximately $41.0 million original principal amount of 14 1/2% pay-in-kind second lien notes due 2006 (“Second Lien Notes”), together with warrants to purchase 2,447,813 shares of our common stock at $0.039 per share. Interest on the Second Lien Notes was paid in kind from issuance. We also completed an exchange offer with respect to all of our outstanding $100.0 million of 10 1/2% senior subordinated notes due 2009. In exchange for the senior subordinated notes, we issued (1) $46.6 million of 5 1/4% senior notes due 2008, (“Senior Notes”) together with warrants to purchase 1,633,714 shares of our common stock at $0.039 per share and (2) $53.4 million of 12% senior convertible notes due 2008 (“Senior Convertible Notes”), which were convertible into 6,283,796 shares of our common stock at approximately $8.49 per share. From issuance, interest on the Senior Notes was paid in cash.  Interest on the Senior Convertible Notes was added to the principal amount from the date of issuance. Amounts added to the principal in respect of interest payments on the Senior Convertible Notes were not convertible into shares of our common stock.  In connection with our initial public offering described below, we amended and restated our senior credit facility, repaid the Second Lien Notes in full and repaid $4.4 million in accrued interest and $12.1 million in interest added to the principal amount of our Senior Convertible Notes.  In addition, all of the outstanding warrants were exercised and the original principal amount of the Senior Convertible Notes was converted into shares of our Common Stock.

Prior to the Restructuring Transactions in November 2002, we were organized as a California limited liability company and treated as a partnership for United States federal income tax purposes. As a result of being reorganized into a Delaware corporation, Cherokee became subject to United States federal income taxation.

We completed our initial public offering of 6,600,000 shares of our common stock on February 25, 2004.  The net proceeds from the offering were $86.5 million.  We used approximately $73.2 million of the net proceeds to repay outstanding indebtedness, including the Term Loans, the Old Revolving Facility, the Second Lien Notes, related interest on these obligations, as well as accrued interest and interest added to the principal amount of our Senior Convertible Notes.  In connection with the offering, we issued 6,283,796 shares of our common stock upon conversion of the original principal amount of our outstanding Senior Convertible Notes, and issued 4,071,114 shares of common stock upon exercise of all outstanding warrants.

In addition, in connection with the offering, we amended and restated our existing senior revolving credit facility with General Electric Capital Corporation.  The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $14.4 million at June 30, 2004.  Please refer to “–Liquidity and Capital Resources” below for additional information regarding our outstanding indebtedness.

On January 19, 2004 the Company experienced a fire in part of its facility in Belgium, which destroyed some inventory, property and equipment.  The Company was fully insured at the replacement value for the destroyed items, subject to a $5,000 deductible, and the facility returned to full production the next day.  See further discussion of the Cherokee Europe Fire in Note 14 to the accompanying financial statements.

BASIS OF REPORTING

Net Sales

Net sales consists of sales during the period presented net of returns.  Revenue is recognized from product sales at the time of shipment and passage of title.

Cost of Sales

The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead.  Raw materials account for a majority of cost of sales.  Raw materials include magnetic sub-assemblies, sheet metal, electronic and other components, mechanical parts and electrical wires.  Direct labor costs include costs of hourly employees. Manufacturing overhead includes salaries, and the direct expense and allocation of costs attributable to manufacturing for lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

Operating Expenses

Operating expenses include engineering costs, selling and marketing costs and general and administrative expenses.  Engineering costs primarily include salaries and benefits of engineering personnel, safety approval and quality certification fees, depreciation on equipment and subcontract costs for third-party contracting services.  Selling and marketing expenses primarily include salaries and benefits to account managers and commissions to independent sales representatives.  Administrative expenses primarily include salaries and benefits for certain management and administrative personnel, professional fees and information system costs.  Operating expenses also include the direct expense and allocation of costs attributable to these departments for lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  If our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period.  Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

NET SALES

Net sales increased by approximately 39.7%, or $11.0 million, to $38.6 million for the three months ended June 30, 2004 from $27.6 million for the three months ended June 30, 2003.

Our sales increase for the second quarter of 2004 was primarily attributable to increased sales from a broad base of customers in the datacom and telecom industries, including several new customers that have engaged Cherokee in recent quarters.  Our largest customer, which is in the wireless infrastructure market, accounted for approximately $2.4 million of our sales increase over the second quarter of 2003.  We experienced some softness in demand from this customer during the second half of June 2004 and, given that sales to this customer may decline sequentially, we anticipate that our third quarter net sales will be flat to down slightly compared to the second quarter.  Also contributing to the second quarter sales increase was a favorable foreign currency exchange rate effect of $0.5 million due to a stronger Euro in the second quarter of 2004 compared to the second quarter of 2003.  Additionally, the Company recognized sales of $1.0 million in the second quarter of 2004 attributable to the resolution of uncertainties related to customer transactions for which revenue had been previously deferred.

GROSS PROFIT

Gross profit increased by approximately 53.2%, or $4.3 million, to $12.4 million for the three months ended June 30, 2004 from $8.1 million for the three months ended June 30, 2003. Gross margin for the three months ended June 30, 2004 increased to 32.0% from 29.2% in the prior year period.

Of the $4.3 million increase in gross profit, $3.2 million was attributable to the higher sales level and the remaining $1.1 million was attributable to the increased gross margin.  The increase in gross margin was primarily attributable to a 3.0% decrease in factory overhead and labor costs as a percentage of sales, which reflected increased efficiencies due to higher production volumes, as well as a lower manufacturing cost structure resulting from the Cherokee Europe restructuring plan implemented in June 2003, as described below.  The increase in gross margin was also favorably affected by the recognition of $1.0 million in previously deferred revenue.  These favorable variances were partially offset by an increase in cost of materials as a percentage of sales due primarily to additional provisions for inventory-related reserves.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2004, decreased by approximately 36.6%, or $3.7 million, to $6.3 million from $10.0 million for the three months ended June 30, 2003.  As a percentage of sales, operating expenses decreased to 16.4% from 36.2% in the prior year period.

The decrease in operating expenses of $3.7 million was due to Cherokee Europe restructuring costs of $4.5 million recorded in June 2003, partially offset by increases in engineering and development, selling and marketing, and general and administrative expenses of $0.1 million, $0.4 million and $0.3 million, respectively, primarily to support the significantly higher sales volume and related business activities compared to a year ago.  Of these increases, approximately $0.2 million was attributable to a stronger Euro versus the second quarter of 2003, $0.1 million was attributable to higher sales commissions, and the remaining increase resulted primarily from increased payroll and related costs, including higher incentive compensation expense.

RESTRUCTURING COSTS

During 2003, we implemented a restructuring plan involving the elimination of a number of operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market.  Pursuant to the Cherokee Europe restructuring plan, we recorded a charge for restructuring costs of $4.5 million for the three months ended June 30, 2003.  The restructuring costs were comprised entirely of one-time termination benefits to be paid through 2010.

An analysis of the Cherokee Europe restructuring accrual for the period January 1, 2003 through June 30, 2004 is as follows (in thousands):

Balance as of January 1, 2003	$—
Restructuring costs recognized	4,474
Payments	(1,660)
Balance as of December 31, 2003	2,814
Payments	(1,014)
Balance as of June 30, 2004	$1,800

OPERATING INCOME

As a result of the factors discussed above, operating income increased to $6.0 million for the three months ended June 30, 2004 compared to an operating loss of $2.0 million for the three months ended June 30, 2003.  Operating margin increased to 15.5% from (7.1)% in the prior year period.  The operating loss for the three months ended June 30, 2003 included the effect of the Cherokee Europe restructuring costs of $4.5 million.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2004 was $0.7 million compared to $4.2 million for the three months ended June 30, 2003.  The decrease in interest expense was due to the repayment of debt and conversion to equity of our senior convertible notes in connection with our initial public offering.

INCOME TAXES

The provision for income taxes of $0.9 million for the three months ended June 30, 2004 was calculated using an estimated effective tax rate for 2004 of 16.6%.  The increase from 2003 reflects estimated taxable income in Belgium after fully using available net operating losses relating to Belgium in 2004.  Income generated in the United States during 2004 is expected to be fully offset by available net operating losses, resulting in the relatively low effective tax rate for the year.  See further discussion of the income tax provision and net operaing loss carryforwards in Note 4 to the accompanying financial statements.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net income of $4.4 million for the three months ended June 30, 2004, compared to a net loss of $6.4 million for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

NET SALES

Net sales increased by approximately 55.0%, or $26.8 million, to $75.5 million for the six months ended June 30, 2004 from $48.7 million for the six months ended June 30, 2003.

This sales increase was primarily attributable to increased sales from a broad base of customers in the datacom and telecom industries, including several new customers that have engaged Cherokee in recent quarters.  Our largest customer, which is in the wireless infrastructure market, accounted for approximately $8.3 million of our sales increase over the first half of 2003.  We experienced some softness in demand from this customer during the second half of June 2004 and, given that sales to this customer may decline sequentially, we anticipate that our third quarter net sales will be flat to down slightly compared to the second quarter.   Also contributing to the overall sales increase was a favorable foreign currency exchange rate effect of $2.8 million due to a stronger Euro in the six months ended June 30, 2004 versus the comparable period in 2003.

GROSS PROFIT

Gross profit increased by approximately 88.4%, or $11.4 million, to $24.3 million for the six months ended June 30, 2004 from $12.9 million for the six months ended June 30, 2003. Gross margin for the six months ended June 30, 2004 increased to 32.2% from 26.5% in the prior year period.

Of the $11.4 increase in gross profit, $7.1 million was attributable to the higher sales level and the remaining $4.3 million was attributable to the increased gross margin.  Substantially all of the increase in gross margin was due to lower direct labor and overhead costs as a percentage of sales.  For the six months ended June 30, 2004, direct labor and factory overhead at Cherokee Europe improved significantly as a percentage of sales, reflecting increased efficiencies due to higher production volumes, as well as a lower manufacturing cost structure resulting from the restructuring plan implemented in June 2003, as described below.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2004, decreased by approximately 15.2%, or $2.2 million, to $12.6 million from $14.8 million for the six months ended June 30, 2003.  As a percentage of sales, operating expenses decreased to 16.7% from 30.5% in the prior year period.

The decrease in operating expenses of $2.2 million was due to Cherokee Europe restructuring costs of $4.5 million recorded in June 2003, partially offset by increases in engineering and development, selling and marketing, and general and administrative expenses of $0.4 million, $1.0 million and $0.8 million, respectively, primarily to support the significantly higher sales volume and related business activities compared to a year ago.  Of these increases, approximately $0.5 million was attributable to a stronger Euro versus the six months ended June 30, 2003, $0.3 million was attributable to higher sales commissions, and the remaining increase resulted primarily from increased payroll and related costs, including higher incentive compensation expense.

RESTRUCTURING COSTS

During 2003, we implemented a restructuring plan involving the elimination of a number of operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market.  Pursuant to the Cherokee Europe restructuring plan, we recorded a charge for restructuring costs of $4.5 million for the six months ended June 30, 2003.  The restructuring costs were comprised entirely of one-time termination benefits to be paid through 2010.  See the analysis of the Cherokee Europe restructuring accrual in the discussion of the three months comparative results of operations above.

OPERATING INCOME

As a result of the factors discussed above, operating income increased to $11.7 million for the six months ended June 30, 2004 compared to an operating loss of $2.0 million for the six months ended June 30, 2003.  Operating margin increased to 15.5% from (4.0)% in the prior year period.  The operating loss for the six months ended June 30, 2003 included the effect of the Cherokee Europe restructuring costs of $4.5 million.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2004 was $3.8 million compared to $8.2 million for the six months ended June 30, 2003.  The decrease in interest expense was due to the repayment of debt and conversion to equity of our senior convertible notes in connection with our initial public offering.

OTHER INCOME (EXPENSE)

Other expense for the six months ended June 30, 2004 was $0.1 million compared to other income of $0.6 million for the six months ended June 30, 2003.  The amount for the six months ended June 30, 2003 included a gain on the sale of land of $0.4 million and foreign currency exchange gains of $0.4 million.

INCOME TAXES

The provision for income taxes of $1.3 million for the six months ended June 30, 2004 was calculated using an estimated effective tax rate for 2004 of 16.6%.  The increase from 2003 reflects estimated taxable income in Belgium after fully using available net operating losses relating to Belgium in 2004.  Income generated in the United States during 2004 is expected to be fully offset by available net operating losses, resulting in the relatively low effective tax rate for the year.  See further discussion of the income tax provision and net operating loss carryforwards in Note 4 to the accompanying financial statements.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net income of $6.5 million for the six months ended June 30, 2004, compared to a net loss of $9.7 million for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net cash used in operating activities was $0.8 million for the six months ended June 30, 2004, compared to net cash used in operating activities of $5.7 million for the six months ended June 30, 2003.  Cash used in operating activities for the six months ended June 30, 2004 reflected the positive effect of $6.5 million in net income and $1.6 million of non-cash depreciation and amortization charges.  These amounts were offset by a $1.2 million increase in accounts receivable and $1.5 million increase in inventory levels due to increased sales and business activity, an increase of $1.2 million in prepaid expenses and other current assets due mainly to an insurance indemnity receivable attributable to the fire in our Belgium facility, an increase in deposits and other assets of $0.8 million due primarily to assets related to our deferred compensation plan, a decrease in accrued liabilities and accrued restructuring costs of $1.7 million due mainly to payments for restructuring costs, Belgium income tax and professional fees, a decrease in accrued compensation and benefits of $0.7 million due primarily to the payout of 2003 incentive compensation and a decrease in other long-term obligations of $1.6 million due to the payment of accrued paid-in-kind interest with a portion of the net proceeds from the initial public offering.  Cash used in operating activities for the six months ended June 30, 2003 reflected a net loss of approximately $9.7 million, increases of $4.1 million in receivables, $0.9 million in inventories and a $1.6 million decrease in accrued interest payable.  These were partially offset by non-cash charges for depreciation and amortization of $1.8 million and paid-in-kind interest of $2.5 million, and the positive impact of a $6.5 million increase in other long-term obligations and $1.3 million increase in accounts payable.

Net cash used in investing activities of $2.3 million for the six months ended June 30, 2004 primarily reflected additions to property and equipment.  Net cash provided by investing activities of $0.2 million for the six months ended June 30, 2003 reflected proceeds from sale of land of $0.5 million and an increase in short-term investments of $0.3 million, offset by additions to property and equipment of $0.6 million.

Net cash provided by financing activities of $15.2 million for the six months ended June 30, 2004 reflected the net proceeds from our initial public offering of $87.6 million, excluding $1.1 million of accrued and unpaid offering costs, offset by payments on long-term debt of $65.5 million and net payments under the old revolving lines of credit of $6.1 million.  Net cash used in financing activities of $0.2 million for the six months ended June 30, 2003 reflected net borrowings under the old revolving lines of credit of $2.5 million, offset by $2.7 million of payments on long-term debt and capital leases.

LIQUIDITY

We completed our initial public offering of 6,600,000 shares of our common stock on February 25, 2004.  The net proceeds from the offering were $86.5 million. We used approximately $73.2 million of the net proceeds to repay outstanding indebtedness, including the Term Loans, the Old Revolving Facility, the Second Lien Notes, related interest on these obligations, as well as accrued interest and interest added to the principal amount of our Senior Convertible Notes.  The remainder of the net proceeds is held in high-grade commercial paper with an original maturity of three months or less, and is reflected in our cash and cash equivalents increase of $11.3 million for the six months ended June 30, 2004.

As of June 30, 2004, we had cash and cash equivalents of $16.2 million, working capital of $44.6 million and no borrowings under the Credit Facility.  Historically, the Company has financed its operations with cash from operations supplemented by borrowings from credit facilities and debt issuances.  The Company’s current and future liquidity needs primarily arise from working capital requirements and capital expenditures.  The Company’s historical capital expenditures have primarily resulted from investments in equipment to increase manufacturing capacity and improve manufacturing efficiencies. For 2004, the Company expects capital expenditures to be approximately $3 million to $4 million, which will relate primarily to investments in manufacturing equipment, and has spent $2.4 million in the first half of 2004.

As of June 30, 2004, the Company’s borrowings consisted of approximately $46.6 million of Senior Notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility.  The Company is required to make scheduled interest payments to holders of the Senior Notes.

The Company has operating lease obligations relating to its facilities in Tustin and Irvine, California, and Bombay, India.  The Company has capital lease obligations for manufacturing equipment, which will be paid in 2004.

We have purchase commitments primarily with vendors and suppliers for the purchase of inventory, and for other goods and services, property and equipment as part of the normal course of business.   These commitments are generally evidenced by purchase orders that may or may not include cancellation provisions.  Based on current expectations, we do not believe that any cancellation penalties we incur under these obligations would have a material adverse effect on our financial condition and results of operations.

The maturities of our long-term debt, including capital leases, and future payments under our operating leases as of June 30, 2004 are as follows (in millions):

Contractual obligation	July to December 31, 2004	2005	2006	2007	2008	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$46.6	$—	$46.6
Capital leases	0.4	—	—	—	—	—	0.4
Operating leases	.7	1.2	1.3	1.3	1.2	0.6	6.3
Purchase order commitments	17.2	2.7	—	—	—	—	19.9
Total	$18.3	$3.9	$1.3	$1.3	$47.8	$0.6	$73.2

The Senior Notes mature on November 1, 2008.  Interest on the Senior Notes is payable in cash on May 1 and November 1 of each year.  The Senior Notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

The Credit Facility provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $14.4 million at June 30, 2004.  The Company plans to use funds available under the amended facility to finance its working capital as needed.  The amended facility has a term of 4.5 years and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%.  In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the amended facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum.  The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt, and senior in right of payment to our future permitted subordinated debt.  The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.  The Credit Facility contains covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends, and contains a financial ratio test based on senior leverage.  The amended facility contains customary events of defaults, including defaults in the payment of principal or interest, defaults in the compliance with the covenants contained in the documents evidencing the Credit Facility, cross defaults to other material debt and bankruptcy or other insolvency events.

As of June 30, 2004, the Company was in compliance with all of the financial covenants set forth in the principal agreements governing its debt.

Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at June 30, 2004 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the entity’s residual returns or both.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We did not have any variable interest entities as of June 30, 2004.  The early adoption of FIN 46 did not have a material impact on our consolidated results of operations or our financial position.  With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company has determined that it does not have any SPE’s to which these interpretations apply, the Company adopted FIN 46R in the first quarter of 2004, and such adoption did not have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

Statements in this report containing the words “believes,” “anticipates,” “estimates,” “expects,” and similar expressions, or the negative of such words or expressions, and any other statements which may be construed as a prediction of future performance or events, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based upon the Company’s current expectations and projections about future events.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (3) changes in the Company’s sales mix to lower margin products, (4) increased competition in the Company’s industry, (5) disruptions of the Company’s established supply channels, (6) the Company’s level of debt and restrictions imposed by its debt agreements, and (7) the additional risk factors identified in the Company’s filings with the Securities and Exchange Commission, including its Registration Statement on Form S-1 (File No. 333-110723).  Except as required by law, the Company undertakes no obligation to update any forward-looking statements even though the Company’s situation may change in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk relating to the Company’s operations result primarily from changes in foreign currency exchange rates and short-term interest rates.  The Company did not have any derivative financial instruments at June 30, 2004.

The Company had no variable rate debt outstanding at June 30, 2004.  However, any debt incurred by the Company under the Credit Facility will bear interest at a variable rate.  The Company cannot predict market fluctuations in interest rates and their impact on any variable rate debt the Company may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to the Company at favorable rates, if at all.

The functional currency for the Company’s European operations is the Euro.  The Company is, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates.  This risk is mitigated by the fact that the Company’s revenues and expenses are generally both recorded in Euros, thereby reducing the risk of foreign currency translations on its European operations.  The effect of foreign currency exchange rate fluctuations on the Company’s operating results as of and for the six months ended June 30, 2004, was not material.  Historically, the Company has not actively engaged in exchange rate hedging activities.

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

PART II.                                                 OTHER INFORMATION

Item 1.                                   Legal Proceedings

During the six months ended June 30, 2004, we were not a party to any material legal proceedings.  We are occasionally a party to lawsuits relating to routine matters incidental to our business.  As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On February 25, 2004, we issued 769 shares of common stock to a retired employee upon exercise of a stock option at a price of $10.335 per share.  These securities were issued pursuant to an employee benefit plan, in a transaction exempt from the registration requirements of the Securities Act in reliance upon Rule 701 of the Securities Act.

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

4.                                       approximately $3.3 million has been used as of June 30, 2004, for general corporate purposes; and

5.                                       approximately $10.0 million has been retained by us for general corporate purposes and is held in high-grade commercial paper with an original maturity of three months or less.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)          Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation (1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation (1)
4.1	Specimen of Stock Certificate (2)
10.1	Registration Rights Agreement, dated as of February 25, 2004, by and among Cherokee International Corporation and the Securityholders party thereto
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Previously filed with Amendment No. 2 to the Registration Statement on Form S-1 filed by the Registrant on February 11, 2004.

(2)                                  Previously filed with Amendment No. 4 to the Registration Statement on Form S-1 filed by the Registrant on February 17, 2004.

(b)         Reports on Form 8-K

The Company filed a Form 8-K on April 27, 2004 announcing its first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004

CHEROKEE INTERNATIONAL CORPORATION

	By:	/s/ Jeffrey M. Frank
Jeffrey M. Frank
President and Chief Executive Officer

	By:	/s/ Van Holland
Van Holland
Chief Financial Officer
(Principal Financial and Accounting Officer)