Form 10-Q
period 2004-10-03
CHEROKEE INTERNATIONAL CORP
filed 2004-11-17
CIK 1090069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common stock, $0.001 par value	19,182,254

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,415	$4,887
Short-term investments	159	91
Accounts receivable, net	28,344	25,579
Inventories, net	27,985	24,932
Prepaid expenses and other current assets	2,225	1,842
Total current assets	75,128	57,331

Property and equipment, net	13,562	12,781
Deposits and other assets	832	250
Deferred financing costs, net	508	536
Goodwill	6,317	6,317

	$96,347	$77,215
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,956	$12,854
Accrued liabilities	5,646	7,073
Accrued restructuring costs	226	1,144
Accrued compensation and benefits	7,494	7,346
Accrued interest payable	1,072	746
Revolving lines of credit	—	6,132
Current portion of long-term debt	—	2,562
Current portion of capital lease obligations	182	848
Total current liabilities	27,576	38,705

Long-term debt, net of current portion	46,630	162,893
Other long-term obligations	3,920	5,585

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,182,254 and 2,213,754 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	19	2

Paid-in capital	183,549	43,710
Accumulated deficit	(167,889)	(176,107)
Accumulated other comprehensive income	2,542	2,427

Net stockholders’ equity (deficit)	18,221	(129,968)

	$96,347	$77,215

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net sales	$36,375	$30,130	$111,829	$78,820
Cost of sales	26,434	20,914	77,613	56,720
Gross profit	9,941	9,216	34,216	22,100
Operating Expenses:
Engineering and development	2,462	2,148	7,128	6,410
Selling and marketing	1,945	1,686	5,775	4,489
General and administrative	2,180	1,764	6,281	5,074
Restructuring costs	—	—	—	4,474
Stock compensation expense	227	823	227	823
Total operating expenses	6,814	6,421	19,411	21,270

Operating income	3,127	2,795	14,805	830

Interest expense	(713)	(4,439)	(4,509)	(12,687)
Other income, net	93	294	40	848
Income (loss) before income taxes	2,507	(1,350)	10,336	(11,009)
Provision for income taxes	818	1,054	2,118	1,122
Net income (loss)	$1,689	$(2,404)	$8,218	$(12,131)

Net income (loss) per share:
Basic	$0.09	$(1.11)	$0.51	$(5.76)
Diluted	$0.09	$(1.11)	$0.50	$(5.76)

Weighted average common shares outstanding:
Basic	19,182	2,167	15,970	2,105
Diluted	19,463	2,167	18,397	2,105

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss)	$1,689	$(2,404)	$8,218	$(12,131)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,141	(259)	115	1,138
Comprehensive income (loss)	$2,830	$(2,663)	$8,333	$(10,993)

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,218	$(12,131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,261	2,700
Stock compensation expense	227	823
Gain on sale of land	—	(367)
Amortization of deferred financing costs	118	206
Write-off of unamortized deferred financing costs and debt discount	224	—
Paid-in-kind interest converted to debt	—	2,541
Net change in operating assets and liabilities:
Accounts receivable, net	(2,810)	(7,200)
Inventories, net	(3,078)	(4,027)
Prepaid expenses and other current assets	(385)	(15)
Deposits and other assets	(582)	314
Accounts payable	125	2,197
Accrued liabilities and accrued restructuring costs	(2,332)	(209)
Accrued compensation and benefits	(65)	1,183
Accrued interest payable	327	(950)
Other long-term obligations	(1,655)	9,756
Net cash provided by (used in) operating activities	593	(5,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,075)	(1,281)
Net change in short-term investments	(68)	377
Proceeds from sale of land	—	516
Net cash used in investing activities	(3,143)	(388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	11,301	48,299
Payments on revolving lines of credit	(17,433)	(45,670)
Payments on obligations under capital leases	(665)	(998)
Payments on long-term debt	(65,519)	(2,537)
Deferred financing costs	(249)	—
Proceeds from the exercise of warrants and stock options	16	—
Net proceeds from sale of common stock	86,470	—
Net cash provided by (used in) financing activities	13,921	(906)

Cash effect of exchange rate changes	157	416

Net increase (decrease) in cash and cash equivalents	11,528	(6,057)
Cash and cash equivalents, beginning of period	4,887	8,504

Cash and cash equivalents, end of period	$16,415	$2,447

SUPPLEMENTAL INFORMATION
Conversion of senior convertible notes into common stock	$53,370	$—

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

Initial Public Offering

The Company completed its initial public offering of 6,600,000 shares of its common stock, par value $0.001 per share (“Common Stock”), on February 25, 2004, at a price of $14.50 per share.  The net proceeds to the Company from this offering after offering costs of $9.2 million were $86.5 million.  The Company used approximately $73.2 million of the net proceeds to repay certain outstanding indebtedness and accrued interest.  Immediately prior to the consummation of the offering, the Company completed a 1 for 3.9 reverse stock split of its outstanding Common Stock.  All share and per share amounts for all periods presented in this report reflect this reverse stock split.  Also in connection with the offering, the Company issued 6,283,796 shares of Common Stock upon conversion of the original principal amount of its outstanding senior convertible notes of $53.4 million, and issued 4,071,114 shares of Common Stock upon the exercise of outstanding warrants.

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

Results of operations for the interim nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s third quarter represented the 14-week period ended on October 3, 2004 and the 13-week period ended on September 28, 2003. For presentation purposes, these fiscal quarters and the nine-month periods then ended have been referred to as ending on September 30.

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

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its employee stock-based compensation plan using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and provides the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

The table below reconciles net income (loss) as reported and pro forma net income (loss) had compensation cost been determined using the provisions of SFAS No. 123 for the three and nine months ended September 30, 2004 and 2003 (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss), as reported	$1,689	$(2,404)	$8,218	$(12,131)
Add: Stock-based employee compensation included in net income (loss), net of tax	227	—	227	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(263)	(41)	(587)	(116)
Net income (loss)-pro forma	$1,653	$(2,445)	$7,858	$(12,247)

Net income (loss) per share, as reported:
Basic	$0.09	$(1.11)	$0.51	$(5.76)
Diluted	$0.09	$(1.11)	$0.50	$(5.76)
Pro forma net income (loss) per share:
Basic	$0.09	$(1.13)	$0.49	$(5.82)
Diluted	$0.08	$(1.13)	$0.48	$(5.82)

For the purpose of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants during the nine months ended September 30, 2004: expected stock price volatility of 53%; risk-free interest rate of 3.51%; no dividends; and expected lives of five years.  The assumptions used for the nine months ended September 30, 2003 were: expected stock price volatility of zero; risk-free interest rate of 2.73%; no dividends; and expected lives of five years.

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date.  Revenues, costs and expenses are translated at the average exchange rate during the period.  Transaction gains and losses are included in results of operations and have not been significant for the periods presented.  The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro.  The functional currency of the Company’s operating subsidiaries in Mexico (Cherokee Electronica, S.A. DE C.V.) and in India (Cherokee India Pvt. Ltd. and Powertel India Pvt. Ltd.) is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars.  Translation adjustments related to Cherokee Europe are reflected as a component of stockholders’ equity (deficit) in accumulated other comprehensive income.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company determined that it did not have any variable interest entities to which these interpretations apply, the Company adopted FIN 46R in the first quarter of 2004, and such adoption did not have a material impact on its financial statements.

Inventories

Inventories are valued at the lower of average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for obsolescence (in thousands):

	September 30, 2004	December 31, 2003

Raw material	$20,512	$16,244
Work-in-process	4,657	4,662
Finished goods	2,816	4,026

Inventories, net	$27,985	$24,932

As of September 30, 2004 and December 31, 2003, the reserve for inventory obsolescence was $4.0 million and $4.2 million, respectively.

3.                                       Income Taxes

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

Provision for income taxes of $2.1 million for the nine months ended September 30, 2004 was calculated using an estimated effective tax rate for 2004 of 20.5%.  Provision for income taxes for the three months ended September 30, 2004 included an adjustment to bring the year-to-date effective tax rate from 16.6% used for the first six months of 2004 to the 20.5% used for the nine month period.  Provision for income taxes for the three and nine month periods in 2004 primarily reflected estimated taxable income in Belgium as the Company no longer has net operating losses available in Belgium in 2004.  Income generated in the United States during 2004 is expected to be fully offset by the utilization of deferred tax assets, resulting in the relatively low effective tax rate for the year. Provision for income taxes for the three months ended September 30, 2003 of $1.1 million primarily reflected an accrual for an estimated tax liability relating to an audit assessment by the India tax authorities for previous years.

4.                                       Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is based upon the weighted average number of common and potential shares of common stock for each period presented.  Potential common shares include the dilutive effect of stock options and warrants under the treasury stock method and senior convertible notes under the if-converted method.  For purposes of the diluted earnings per share calculation for the nine months ended September 30, 2004, the senior convertible notes are assumed to have been converted at the beginning of the period, and as a result, net income has been increased by $1.0 million for the reduction in interest expense related to the senior convertible notes.  The diluted loss per share calculations for the three and nine months ended September 30, 2003 exclude the dilutive effect of stock options and warrants because the impact is anti-dilutive.  Net loss per share for the third quarter 2003 as stated under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations” in Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-110723) filed on February 18, 2004, was subsequently determined to be $1.11 per share, basic and diluted, as shown in the table below rather than $1.06 per share.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss)	$1,689	$(2,404)	$8,218	$(12,131)
Adjustment for interest expense on senior convertible notes	—	—	1,036	—
Net income (loss), adjusted	$1,689	$(2,404)	$9,254	$(12,131)

Shares:
Weighted-average common shares outstanding—basic	19,182	2,167	15,970	2,105
Effect of dilutive securities:
Senior convertible notes and warrants	—	—	1,960	—
Outstanding stock options	281	—	467	—
Weighted-average common shares outstanding—diluted	19,463	2,167	18,397	2,105

Net income (loss) per share:
Basic	$0.09	$(1.11)	$0.51	$(5.76)
Diluted	$0.09	$(1.11)	$0.50	$(5.76)

5.                                       Deferred Financing Costs

Net deferred financing costs are comprised of the following as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003

Deferred financing costs	$580	$834
Accumulated amortization	(72)	(298)

Deferred financing costs, net	$508	$536

The Company amortizes deferred financing costs over the life of the related debt, which is 4.5 years.  During the nine months ended September 30, 2004, the Company wrote-off unamortized deferred financing costs of $0.2 million and fully amortized deferred financing costs of $0.3 million, as a result of the repayment of outstanding indebtedness in connection with the initial public offering.

6.                                       Long-Term Debt

Long-term debt consists of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Term loans	$—	$12,463
14.5% second lien notes	—	46,652
5.25% senior notes	46,630	46,630
12% senior convertible notes	—	59,774
	46,630	165,519
Less debt discount	—	(64)
Total long-term debt, net of debt discount	46,630	165,455
Less current portion	—	(2,562)
Total long-term debt	$46,630	$162,893

Presented below is a breakdown of the Company’s long-term debt payable to third parties and affiliates at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Long-term debt payable to third parties:
Current	$—	$2,562
Non-current	24,485	48,992
Long-term debt payable to affiliates:
Non-current	22,145	113,901
Total long-term debt, net of debt discount	$46,630	$165,455

The senior notes mature on November 1, 2008.  Interest on the senior notes is payable in cash on May 1 and November 1 of each year.  The senior notes are secured by a second priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of its foreign subsidiaries.  As of September 30, 2004, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior notes.

In connection with the Company’s initial public offering, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation.  The amended credit facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $15.7 million at September 30, 2004.  The Credit Facility matures in August 2008, and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%.  In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the amended facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum.  The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries.  The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios.  As of September 30, 2004, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $3.7 million with a Belgian bank, BBL, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancellable at any time.  As of September 30, 2004, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.                                       Other Long-Term Obligations

Other long-term obligations consist of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Restructuring costs	$1,525	$1,670
Long service award	1,777	1,515
Interest payable related to the 14.5% second lien notes and the 12% senior convertible notes	—	2,400
Deferred compensation	618	—
Other long-term obligations	$3,920	$5,585

8.                                       Cherokee Europe Restructuring

In June 2003, the Company received approval for a restructuring plan (the “European Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium.  The European Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market.  All of the terminations were completed in 2003.  Pursuant to the European Restructuring, the Company recorded a restructuring charge of $4.5 million in operating expenses in the statement of operations during the nine months ended September 30, 2003.  The European Restructuring costs are comprised entirely of one-time termination benefits to be paid through 2010.  The Company paid $1.1 million during the nine months ended September 30, 2004 under the European Restructuring.

A reconciliation of the European Restructuring accrual for the period January 1, 2004 through September 30, 2004 is as follows (in thousands):

Balance as of January 1, 2004	$2,814
Payments	(1,063)
Balance as of September 30, 2004	1,751
Less current portion	(226)
Due after one year	$1,525

9.                                       Customer Concentration

For the quarter ended September 30, 2004, two customers accounted for 11% and 10%, respectively, of net sales, and for the nine months ended September 30, 2004 one customer accounted for 18% of net sales, and no other customer accounted for 10% or more of net sales in either period.  For the quarter ended September 30, 2003, three customers accounted for 23%, 14% and 11%, respectively, of net sales, and for the nine months ended September 30, 2003, two customers accounted for 18% and 11%, respectively, of net sales, and no other customer accounted for 10% or more of net sales in either period.  A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of September 30, 2004, two customers accounted for 12% and 11%, respectively, of net accounts receivable, and no other customer accounted for 10% or more of net accounts receivable in such period.

10.                                 Commitments and Contingencies

                                                Guarantees and Indemnities

The Company has agreed to indemnify the former owners of Cherokee Europe for product liability, environmental hazard and employment practice claims relating solely to post-acquisition business.  The Company also indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facility or lease.  No claims are currently pending against the Company for such indemnifications. The maximum amount of potential future payments under such indemnifications is not determinable.

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the financial statements for guarantees and indemnifications as of September 30, 2004.

11.           Stock and Deferred Compensation Plans

                                                2002 Employee Stock Option Plan

As of September 30, 2004 the Company recorded stock compensation expense of $0.2 million in connection with the retirement of the Company’s former Chairman.

                                                2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the ‘‘ESPP’’). The ESPP provides that a total of 400,000 shares of Common Stock are reserved for issuance under the plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. The ESPP, which is intended to qualify as an ‘‘employee stock purchase plan’’ under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 (beginning in the year 2005) and November 15 (beginning in the year 2004) and ending on the last trading day on or before November 14 or May 14, respectively. The Company’s Board of Directors oversees the ESPP administration.  Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions as defined. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Company’s Board of Directors may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP.  As of September 30, 2004, no shares have been issued under the ESPP.

                                                2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the ‘‘2004 Plan’’). The 2004 Plan provides that a total of 800,000 shares of the Company’s Common Stock are reserved for issuance under the 2004 Plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan.  The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares.  As of September 30, 2004, no shares have been issued under the 2004 Plan.

                                                Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years.  As of September 30, 2004, the total of all participants' deferred balances, including investment activity to date, amounted to $618,000 and is included in other long-term obligations. The Company has provided no matching contributions.

12.                                 Retirement Plans

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature.  The following represents the amounts related to this defined benefit plan for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Service cost	$41	$28	$118	$84
Interest cost	63	51	182	155
Expected return on plan assets	(36)	(41)	(105)	(121)
Net periodic benefit cost	$68	$38	$195	$118

As of September 30, 2004, $0.1 million of pension plan contributions have been made.  Cherokee Europe presently anticipates contributing an additional $0.1 million to fund its pension plan in 2004 for a total for the year of $0.2 million.

13.                                 Cherokee Europe Fire

On January 19, 2004, the Company experienced a fire in part of its facility in Belgium, which destroyed certain inventory, property and equipment.  The Company was fully insured at the replacement value for the destroyed items, subject to a $5,000 deductible, and the facility returned to full production the next day.  Within operating expenses for the nine months ended September 30, 2004, the Company recorded a loss related to the destroyed inventory, property and equipment.  This loss has been fully offset by partial proceeds received and expected recoveries from the insurance company, which have been recorded in prepaid expenses and other current assets.

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

We generate a significant portion of our sales from OEMs in the communications and computing market segment, particularly the telecom wireless infrastructure and networking sectors. During 2001, 2002 and the first quarter of 2003, our operating results were negatively affected by unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products. Although we saw improvement in these economic conditions throughout 2003 and during the nine months ended September 30, 2004, these improvements may not continue or may not be sustainable. For example, we experienced softness in demand from one of our largest customers in the telecom wireless infrastructure market beginning in the second quarter of 2004, which continued into the third quarter. We expect the reduced demand from this customer to continue at least through the remainder of 2004. Offsetting this softness in demand, we recently have experienced increases in revenues from new customers and programs. However, new programs typically have higher material and labor costs in the early stages of production and, as a result, our material costs as a percentage of sales have increased over prior periods resulting in lower gross margins. We expect this change in revenue mix, with increased revenues from new programs, to continue during the fourth quarter of 2004.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Guadalajara, Mexico; and Wavre, Belgium. We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India in January 1984 and Guadalajara, Mexico in August 1988. In June 2000, we acquired Cherokee Europe SCA (“Cherokee Europe”), which added a manufacturing facility in Wavre, Belgium and enabled us to better serve the European market.

On April 30, 1999, an investor group led by affiliates of Oaktree Capital Management, LLC (“Oaktree”) and GFI Energy Ventures, LLC (“GFI”) acquired 60% of our then-outstanding equity.

In November 2002, we consummated a series of transactions, resulting in the restructuring of our debt and capital structure and the reorganization of our company from a California limited liability company into a Delaware corporation (the “Restructuring Transactions”).  As part of the Restructuring Transactions, we amended our then-existing credit facility and entered into new senior credit facilities providing, in the aggregate, for $15.0 million of term loans (the “Term Loans”) and a revolving credit facility of up to $7.6 million (the “Old Revolving Facility”), in each case maturing November 30, 2005. As of December 31, 2003, two of the Term Loans bore interest at an annual rate of 5.49% and the remaining two Term Loans bore interest at an annual rate of 5.91%. Borrowings under the Old Revolving Facility bore interest at an annual rate of 6.75% as of such date. As part of the Restructuring Transactions, we also issued approximately $41.0 million original principal amount of 14 1/2% pay-in-kind second lien notes due 2006 (“Second Lien Notes”), together with warrants to purchase 2,447,813 shares of our common stock at $0.039 per share. Interest on the Second

Lien Notes was paid in kind from issuance. We also completed an exchange offer with respect to all of our outstanding $100.0 million of 10 1/2% senior subordinated notes due 2009. In exchange for the senior subordinated notes, we issued (1) $46.6 million of 5 1/4% senior notes due 2008, (“Senior Notes”) together with warrants to purchase 1,633,714 shares of our common stock at $0.039 per share and (2) $53.4 million of 12% senior convertible notes due 2008 (“Senior Convertible Notes”), which were convertible into 6,283,796 shares of our common stock at approximately $8.49 per share. From issuance, interest on the Senior Notes was paid in cash.  Interest on the Senior Convertible Notes was added to the principal amount from the date of issuance. Amounts added to the principal in respect of interest payments on the Senior Convertible Notes were not convertible into shares of our common stock.  In connection with our initial public offering described below, we repaid the Term Loans and the Old Revolving Facility, amended and restated our senior credit facility, repaid the Second Lien Notes in full and repaid $4.4 million in accrued interest and $12.1 million in interest added to the principal amount of our Senior Convertible Notes.  In addition, all of the outstanding warrants were exercised and the original principal amount of the Senior Convertible Notes was converted into shares of our Common Stock.

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

In addition, in connection with the offering, we amended and restated our existing senior revolving credit facility with General Electric Capital Corporation.  The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $15.7 million at September 30, 2004.  Please refer to “Liquidity and Capital Resources” below for additional information regarding our outstanding indebtedness.

On January 19, 2004 we experienced a fire in part of our facility in Belgium, which destroyed some inventory, property and equipment.  We were fully insured at the replacement value for the destroyed items, subject to a $5,000 deductible, and the facility returned to full production the next day.  See further discussion in Note 13 to the accompanying financial statements.

BASIS OF REPORTING

Net Sales

Net sales consist of sales during the period presented net of returns.  Revenue is recognized from product sales at the time of shipment and passage of title.

Cost of Sales

The principal elements comprising cost of sales are raw materials, direct labor and manufacturing overhead.  Raw materials account for a majority of the cost of sales.  Raw materials include magnetic sub-assemblies, sheet metal, electronic and other components, mechanical parts and electrical wires.  Direct labor costs include costs of hourly employees. Manufacturing overhead includes salaries, and the direct expense and allocation of costs attributable to manufacturing for lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience, and any specific customer collection issues that we have identified.  While credit losses have historically been within our expectations and the provisions established, we may not continue to experience the same credit loss rates that we have in the past.  A significant portion of our accounts receivable are concentrated in a small number of customers.  A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results.

Inventories

We value our inventory at the lower of the average cost to purchase and/or manufacture the inventory and the current estimated market value of the inventory.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical usage data and estimates of future demand.  Our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand.  As demonstrated in the past, demand for our products can fluctuate significantly.  A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory.  In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination.  Likewise, if our inventory is determined to be undervalued, we may have over reported our cost of goods sold in previous periods and would be required to recognize additional operating income at the time such inventory is sold.  Therefore, although we make every reasonable effort to ensure the accuracy of our estimates of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES

Net sales increased by approximately 20.7%, or $6.2 million, to $36.4 million for the three months ended September 30, 2004 from $30.1 million for the three months ended September 30, 2003.

Our net sales increase for the third quarter of 2004 was primarily attributable to increased sales volume to a broad base of customers in the datacom, telecom and industrial end markets, including several new customers that have engaged Cherokee in recent quarters.    Also contributing to the third quarter sales increase was a favorable foreign currency exchange rate effect of $0.9 million due to a stronger Euro in the third quarter of 2004 compared to the third quarter of 2003.  These increases were partially offset by a $3.6 million decrease in sales to one of our largest customers, which is in the telecom wireless infrastructure market, compared to the prior year period.

GROSS PROFIT

Gross profit increased by approximately 7.9%, or $0.7 million, to $9.9 million for the three months ended September 30, 2004 from $9.2 million for the three months ended September 30, 2003. Gross margin for the three months ended September 30, 2004 decreased to 27.3% from 30.6% in the prior year period.

The $0.7 million increase in gross profit was attributable to the higher sales level, partially offset by the decrease in gross margin.  The decrease in gross margin was primarily attributable to an increase in direct material costs as a percentage of sales, which resulted from a different revenue mix during the third quarter of 2004.  This mix included programs with higher material content than the prior year period, as well as increased revenues from new programs, which typically have higher material and labor costs in the early stages of production.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2004 increased by approximately 6.1%, or $0.4 million, to $6.8 million from $6.4 million for the three months ended September 30, 2003.  As a percentage of net sales, operating expenses decreased to 18.7% from 21.3% in the prior year period.

The increase in operating expenses was due to increases in selling and marketing, engineering and development, and general and administrative expenses of $0.3 million, $0.3 million and $0.4 million, respectively, primarily to support the higher sales volume and related business activities compared to a year ago, and increased payroll related costs, professional fees and public company expenses.  Of these increases, approximately $0.2 million was attributable to a stronger Euro versus the third quarter of 2003.  These increases were partially offset by a decrease in stock compensation expense of $0.6 million compared to the same period in 2003.

OPERATING INCOME

As a result of the factors discussed above, operating income increased $0.3 million to $3.1 million for the three months ended September 30, 2004, from $2.8 million for the three months ended September 30, 2003.  Operating margin decreased to 8.6% from 9.3% in the prior year period.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2004 was $0.7 million compared to $4.4 million for the three months ended September 30, 2003.  The decrease in interest expense was due to the repayment of debt and conversion to equity of our senior convertible notes in connection with our initial public offering.

INCOME TAXES

Provision for income taxes for the three months ended September 30, 2004 was $0.8 million compared to $1.1 million for the three months ended September 30, 2003.

Provision for income taxes of $0.8 million for the three months ended September 30, 2004 was calculated using an estimated effective tax rate for 2004 of 20.5%, and includes an adjustment to bring the effective tax rate from 16.6% used for the first six months of 2004 to the 20.5% used for the nine month period.  The rate increase from 2003 was due largely to shifts in the geographical mix of income for the year and reflects estimated taxable income in Belgium as the Company no longer has net operating losses available in Belgium in 2004.  Income generated in the United States during 2004 is expected to be fully offset by the utilization of deferred tax assets, resulting in the relatively low effective tax rate for the year.  See further discussion of the income tax provision and net operating loss carryforwards in Note 3 to the accompanying financial statements.  The provision for income taxes for the three months ended September 30, 2003 of $1.1 million was primarily due to an accrual for an estimated tax liability relating to an audit assessment by the India tax authorities for previous years.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net income of $1.7 million for the three months ended September 30, 2004, compared to a net loss of $2.4 million for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES

Net sales increased by approximately 41.9%, or $33.0 million, to $111.8 million for the nine months ended September 30, 2004 from $78.8 million for the nine months ended September 30, 2003.

Our net sales increase was primarily attributable to increased sales volume to a broad base of customers in the datacom, telecom and industrial end markets, including several new customers that have engaged Cherokee in recent quarters.  One of our largest customers, which is in the telecom wireless infrastructure market, accounted for approximately $4.5 million of the sales increase over the prior year period, although sales from this customer declined in the third quarter of 2004 compared to the prior year’s third quarter.  Also contributing to the overall sales increase was a favorable foreign currency exchange rate effect of $3.6 million due to a stronger Euro in the nine months ended September 30, 2004 versus the comparable period in 2003.

GROSS PROFIT

Gross profit increased by approximately 54.8%, or $12.1 million, to $34.2 million for the nine months ended September 30, 2004 from $22.1 million for the nine months ended September 30, 2003. Gross margin for the nine months ended September 30, 2004 increased to 30.6% from 28.0% in the prior year period.

Of the $12.1 million increase in gross profit, $9.2 million was attributable to the higher sales level and the remaining $2.9 million was attributable to the increased gross margin.  Substantially all of the increase in gross margin was due to lower direct labor and overhead costs as a percentage of sales.  For the nine months ended September 30, 2004, direct labor and factory overhead at Cherokee Europe improved significantly as a percentage of sales, reflecting increased efficiencies due to higher production volumes, as well as a lower manufacturing cost structure resulting from the restructuring plan implemented in June 2003, as described below.  These decreases in direct labor and overhead costs as a percentage of sales were partially offset by an increase in material costs as a percentage of sales, which resulted from a different revenue mix primarily during the third quarter of 2004.  This mix included programs with higher material content than the prior year period, as well as increased revenues from new programs, which typically have higher material and labor costs in the early stages of production.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2004, decreased by approximately 8.7%, or $1.9 million, to $19.4 million from $21.3 million for the nine months ended September 30, 2003.  As a percentage of sales, operating expenses decreased to 17.4% from 27.0% in the prior year period.

The decrease in operating expenses of $1.9 million was primarily due to Cherokee Europe restructuring costs of $4.5 million recorded in June 2003 (described below) and a decrease in stock compensation expense of $0.6 million, partially offset by increases in engineering and development, selling and marketing, and general and administrative expenses of $0.7 million, $1.3 million and $1.2 million, respectively, primarily to support the significantly higher sales volume and related business activities compared to a year ago.  Of these increases, approximately $0.8 million was attributable to a stronger Euro versus the nine months ended September 30, 2003, $0.4 million was attributable to higher sales commissions, $0.3 million was attributable to professional fees and public company expenses, and the remaining increase resulted primarily from increased payroll and related costs.

RESTRUCTURING COSTS

During 2003, we implemented a restructuring plan involving the elimination of a number of operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market.  Pursuant to the Cherokee Europe restructuring plan, we recorded a charge for restructuring costs of $4.5 million for the nine months ended September 30, 2003.  The restructuring costs were comprised entirely of one-time termination benefits to be paid through 2010.

The following is a breakdown of the Cherokee Europe restructuring accrual for the period January 1, 2003 through September 30, 2004 (in thousands):

Balance as of January 1, 2003	$—
Restructuring costs recognized	4,474
Payments	(1,660)
Balance as of December 31, 2003	2,814
Payments	(1,063)
Balance as of September 30, 2004	$1,751

OPERATING INCOME

As a result of the factors discussed above, operating income increased to $14.8 million for the nine months ended September 30, 2004 compared to $0.8 million for the nine months ended September 30, 2003.  Operating margin increased to 13.2% from 1.1% in the prior year period.  The operating income for the nine months ended September 30, 2003 included the effect of the Cherokee Europe restructuring costs of $4.5 million.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2004 was $4.5 million compared to $12.7 million for the nine months ended September 30, 2003.  The decrease in interest expense was due to the repayment of debt and conversion to equity of our senior convertible notes in connection with our initial public offering.

OTHER INCOME, NET

Other income, net for the nine months ended September 30, 2004 was $0.04 million compared to $0.8 million for the nine months ended September 30, 2003.  The amount for the nine months ended September 30, 2003 included a gain on the sale of land of $0.4 million and foreign currency exchange gains of $0.4 million.

INCOME TAXES

Provision for incomes taxes for the nine months ended September 30, 2004 was $2.1 million compared to $1.1 million for the nine months ended September 30, 2003.

Provision for income taxes of $2.1 million for the nine months ended September 30, 2004 was calculated using an estimated effective tax rate for 2004 of 20.5%.  The increase in both the provision for income taxes and effective tax rate from 2003 was due largely to shifts in the geographical mix of income for 2004 and reflects estimated taxable income in Belgium as the Company no longer has net operating losses available in Belgium in 2004.  Income generated in the United States during 2004 is expected to be fully offset by the utilization of deferred tax assets, resulting in the relatively low effective tax rate for the year.  See further discussion of the income tax provision and net operating loss carryforwards in Note 3 to the accompanying financial statements.  Provision for income taxes for the nine months ended September 30, 2003 of $1.1 million was primarily due to an accrual for an estimated tax liability relating to an audit assessment by the India tax authorities for previous years.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net income of $8.2 million for the nine months ended September 30, 2004, compared to a net loss of $12.1 million for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2004, compared to net cash used in operating activities of $5.2 million for the nine months ended September 30, 2003.  Net cash provided by operating activities for the nine months ended September 30, 2004 reflected the positive effect of $8.2 million in net income and $2.3 million of depreciation and amortization.  These amounts were partially offset by a $2.8 million increase in accounts receivable and a $3.1 million increase in inventories due to increased sales and business activity, and an increase in deposits and other assets of $0.6 million due primarily to assets related to our deferred compensation plan, a decrease in accrued liabilities and accrued restructuring costs of $2.3 million due mainly to payments for restructuring costs and professional fees, and a decrease in other long-term obligations of $1.7 million due to the payment of accrued paid-in-kind interest with a portion of the net proceeds from the initial public offering.  Cash used in operating activities for the nine months ended September 30, 2003 reflected a net loss of approximately $12.1 million, increases of $7.2 million in receivables and $4.0 million in inventories, partially offset by non-cash charges for depreciation and amortization of $2.7 million, paid-in-kind interest of $2.5 million, and the positive impact of a $9.8 million increase in other long-term obligations, a $2.2 million increase in accounts payable and a $1.2 million increase in accrued compensation and benefits.

Net cash used in investing activities of $3.1 million for the nine months ended September 30, 2004 primarily reflected additions to property and equipment.  Net cash used in investing activities of $0.4 million for the nine months ended September 30, 2003 reflects additions to property and equipment, partially offset by proceeds from a sale of land of $0.5 million and a decrease in short-term investments of $0.4 million.

Net cash provided by financing activities of $13.9 million for the nine months ended September 30, 2004 reflected the net proceeds from our initial public offering of $86.5 million, partially offset by payments on long-term debt of $65.5 million and net payments under the old revolving lines of credit of $6.1 million.  Net cash used in financing activities of $0.9 million for the nine months ended September 30, 2003 reflected payments on long-term debt and capital lease obligations totaling $3.5 million, partially offset by net borrowings under the old revolving lines of credit of $2.6 million.

LIQUIDITY

We completed our initial public offering of 6,600,000 shares of our common stock on February 25, 2004.  The net proceeds from the offering were $86.5 million. We used approximately $73.2 million of the net proceeds to repay outstanding indebtedness, including the Term Loans, the Old Revolving Facility, the Second Lien Notes, related interest on these obligations, as well as accrued interest and interest added to the principal amount of our Senior Convertible Notes.  The remainder of the net proceeds is held in high-grade commercial paper with an original maturity of three months or less, and is included in our cash and cash equivalents increase of $11.5 million for the nine months ended September 30, 2004.

As of September 30, 2004, we had cash and cash equivalents of $16.4 million, working capital of $47.6 million and no borrowings under the Credit Facility.  Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt issuances.  Our current and future liquidity needs primarily arise from working capital requirements and capital expenditures.  Our historical capital expenditures have primarily resulted from investments in equipment to increase manufacturing capacity and to improve manufacturing efficiencies. For 2004, we expect capital expenditures to be approximately $3 million to $4 million, which will relate primarily to investments in manufacturing equipment, and we have spent $3.1 million during the first nine months of 2004.

As of September 30, 2004, our borrowings consisted of approximately $46.6 million of Senior Notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility.  We are required to make scheduled interest payments to holders of the Senior Notes.

We have operating lease obligations relating to our facilities in Tustin and Irvine, California, and Bombay, India.  We have capital lease obligations for manufacturing equipment, which will be paid in 2004.

We have purchase commitments primarily with vendors and suppliers for the purchase of inventory, property and equipment, and other goods and services as part of the normal course of business.   These commitments are generally evidenced by purchase orders that may or may not include cancellation provisions.  Based on current expectations, we do not believe that any cancellation penalties we incur under these obligations would have a material adverse effect on our financial condition and results of operations.

The maturities of our long-term debt, including capital leases, and future payments under our operating leases as of September 30, 2004 are as follows (in millions):

Contractual obligation	October to December 31, 2004	2005	2006	2007	2008	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$46.6	$—	$46.6
Capital leases	0.2	—	—	—	—	—	0.2
Operating leases	.4	1.4	1.5	1.5	1.5	0.6	6.9
Purchase order commitments	14.2	7.1	—	—	—	—	21.3
Total	$14.8	$8.5	$1.5	$1.5	$48.1	$0.6	$75.0

The Senior Notes mature on November 1, 2008.  Interest on the Senior Notes is payable in cash on May 1 and November 1 of each year.  The Senior Notes are secured by a second priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

The Credit Facility provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $15.7 million at September 30, 2004.  We plan to use funds available under the amended facility to finance our working capital as needed.  The amended facility matures in August 2008, and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%.  In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the amended facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum.  The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt, and senior in right of payment to our future permitted subordinated debt.  The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.  The Credit Facility contains covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends, and contains a financial ratio test based on senior leverage.  The amended facility contains customary events of defaults, including defaults in the payment of principal or interest, defaults in the compliance with the covenants contained in the documents evidencing the Credit Facility, cross defaults to other material debt and bankruptcy or other insolvency events.

As of September 30, 2004, we were in compliance with all of the financial covenants set forth in the principal agreements governing our debt.

Based on our current expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at September 30, 2004 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity’s residual returns or both.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R, which among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidated requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As we determined that we did not have any variable interest entities to which these interpretations apply, we adopted FIN 46R in the first quarter of 2004, and such adoption did not have a material impact on our financial statements.

FORWARD-LOOKING STATEMENTS

Statements in this report containing the words “believes,” “anticipates,” “estimates,” “expects,” and similar expressions, or the negative of such words or expressions, and any other statements which may be construed as a prediction of future performance or events, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based upon our current expectations and projections about future events.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of our significant customers or in customer capacity generally, (3) changes in our sales mix to lower margin products, (4) increased competition in our industry, (5) disruptions of our established supply channels, (6) our level of debt and restrictions imposed by our debt agreements, and (7) the additional risk factors identified in our filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 (File No. 333-110723).  Except as required by law, we undertake no obligation to update any forward-looking statements even though our situation may change in the future.

Item 3.                                    Quantitative and Qualitative Disclosures About Market Risk.

Market risk relating to our operations result primarily from changes in foreign currency exchange rates and short-term interest rates.  We did not have any derivative financial instruments at September 30, 2004.

We had no variable rate debt outstanding at September 30, 2004.  However, any debt we incur under the Credit Facility will bear interest at a variable rate.  We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro.  We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates.  This risk is mitigated by the fact that our revenues and expenses are generally both recorded in Euros, thereby reducing the risk of foreign currency translations on our European operations.  The effect of foreign currency exchange rate fluctuations on our operating results as of and for the nine months ended September 30, 2004, was not material.  Historically, we have not actively engaged in exchange rate hedging activities.

Item 4.                                   Controls and Procedures.

a)              Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

b)             Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                                   Legal Proceedings.

During the nine months ended September 30, 2004, we were not a party to any material legal proceedings.  We are occasionally a party to lawsuits relating to routine matters incidental to our business.  As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

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

2.                                       approximately $2.5 million was paid by us in connection with offering fees and expenses;

3.                                       approximately $73.2 million was used to repay principal and interest on our outstanding indebtedness;

4.                                       approximately $5.3 million has been used as of September 30, 2004, for general corporate purposes; and

5.                                       approximately $8.0 million has been retained by us for general corporate purposes and is held in high-grade commercial paper with an original maturity of three months or less.

Item 6.                                   Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation (1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation (1)
4.1	Specimen of Stock Certificate (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-8 filed by the Registrant on March 16, 2004.
(2)	Previously filed with Amendment No. 4 to the Registration Statement on Form S-1 filed by the Registrant on February 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2004

CHEROKEE INTERNATIONAL CORPORATION

	By:	/s/ Jeffrey M. Frank
Jeffrey M. Frank
President and Chief Executive Officer

	By:	/s/ Van Holland
Van Holland
Chief Financial Officer
(Principal Financial and Accounting Officer)