Form 10-K
period 2005-01-02
CHEROKEE INTERNATIONAL CORP
filed 2005-04-01
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2005

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File No. 000-50593

Cherokee International Corporation

(Exact name of Registrant as specified in its charter)

Delaware	95-4745032
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification Number)
2841 Dow Avenue Tustin, California	92780
(address of the principal executive offices)	(zip code)
Registrant’s telephone number, including area code (714) 544-6665
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is considered an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 27, 2004) was approximately $144,758,205 million.

As of February 27, 2005, 19,206,207 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CHEROKEE INTERNATIONAL CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended January 2, 2005

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations. However, these statements are subject to known and unknown risks and uncertainties affecting our business. You should read this report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors. In particular, please see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The information contained in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (the “SEC”) from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, we undertake no obligation to update any forward-looking statements, even though our situation may change in the future.

Unless the context indicates otherwise, all references herein to “Cherokee International Corporation,” “the Company,” “we,” “us,” and “our” refer collectively to Cherokee International Corporation and its subsidiaries.

Our fiscal years 2004, 2003 and 2002 ended on January 2, 2005, December 28, 2003 and December 29, 2002, respectively. For convenience, our discussion in this Annual Report on Form 10-K shows all fiscal quarters and fiscal years as ending on the last day of the calendar month.

PART I

ITEM 1.                BUSINESS

Overview

We are a designer and manufacturer of power supplies for original equipment manufacturers (“OEMs”). Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. Our power supply products are differentiated from those used in lower-end electronics, such as personal computers and mobile phones, by their high level of engineering and reliability. We are often the sole source provider of power supplies for OEM products into which our power supplies have been designed. We strive to distinguish ourselves from our competitors with sophisticated engineering, design flexibility, innovative solutions, rapid prototype development and efficient, low-cost manufacturing.

Our principal executive offices are located at 2841 Dow Avenue, Tustin, California 92780, and our telephone number is (714) 544-6665. We also maintain a website at www.cherokeepwr.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website or upon written request to 2841 Dow Avenue, Tustin, California 92780, Attention: Investor Relations as soon as reasonably practicable after the Company electronically files such materials with the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

We were founded in 1978 as a small manufacturing entity serving local California markets. Since that time, we have evolved into a company serving customers worldwide. Over our 25-year history, we have expanded our business and customer base. To meet these needs, we opened facilities in Bombay, India and Guadalajara, Mexico, and acquired Cherokee Europe, our European subsidiary, which added a manufacturing facility in Wavre, Belgium. Since November 1987, our main office and principal manufacturing facility has been located in Tustin, California. On November 26, 2002, we reorganized from a California limited liability company into a Delaware corporation by merging Cherokee International, LLC with and into Cherokee International Corporation.

We completed our initial public offering of 6,600,000 shares of our common stock on February 25, 2004. The net proceeds from the offering were $86.5 million. We used approximately $73.2 million of the net proceeds to repay certain outstanding indebtedness and accrued interest. In connection with the offering, we issued 6,283,796 shares of our common stock upon conversion of the original principal amount of our outstanding senior convertible notes, and issued 4,071,114 shares of common stock upon exercise of our outstanding warrants.

Our Industry

Background

Power supplies are an essential element in the supply, regulation and distribution of electrical power in electronic equipment. Generally, power supplies convert alternating current, or AC, from a primary power source, such as a utility company, into a precisely controlled direct current, or DC. Virtually every electronic device that plugs into an AC wall socket requires some type of AC/DC power supply. DC/DC converters modify one DC voltage level to other DC levels to meet the distinct power needs of various electronic subsystems and components. Power supplies are also used to regulate and monitor voltages to protect electronic components from surges or drops in voltage, to perform functions that prevent electronic equipment from being damaged by internal malfunction and to provide back-up power in the event that a primary power source fails.

Need for Highly Reliable Power in Critical Commercial Applications

Power supplies are normally embedded in an OEM’s product and deliver power critical to the function of that product. Although the power supply typically constitutes less than 5% of the cost of the end product, it must efficiently and reliably convert power from the electric utility grid into the precise form and quality of power required by complex electronic equipment, such as workstations, enterprise servers, routers, wireless base stations, ultrasound machines and industrial processing equipment, which require a precise and constant supply of electrical power, significantly more refined than the power provided by the electric utility grid.

On average, the electric utility grid supplies quality power, free from surges, spikes or sags 99.9% of the time. However, this still results in the equivalent of nine hours per year of unavailable power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In lower-end consumer electronics applications, a brief interruption of power only interrupts operation for the time that the power is actually unavailable. In commercial applications, however, interruption in the power supply or an inability to regulate and distribute the precise amount of power within the commercial application could cause the entire end product to fail, resulting in extensive downtime. This downtime could cause the OEM to lose revenue due to customer dissatisfaction and may cause financial and operational damage to the end user of the OEM’s product. As a result, OEMs are very selective in their choice of a power supply vendor and place a high degree of importance on the vendor’s reliability, emphasizing the quality of the products as well as the sophistication of the vendors’ engineering capabilities.

Power Supply—Market Segments

The commercial power supply market can be segmented by power type, AC/DC or DC/DC, and power output. A summary of these power supply market segmentations is demonstrated in the following table.

Power Type	Primary End Market(1)	Power Range	Typical Characteristics	Representative Applications	% of Commercial AC/DC Market(2)
AC/DC	Commercial	High	• More than 750 Watts	• Enterprise Servers and Higher-end Routers	27%
			• Higher Technology	• Communication Switches
			• Lower Volume	• Industrial Process Control
			• Higher Margin	• RF Amplifiers and Ultrasound Equipment
AC/DC	Commercial	Mid	• 151-750 Watts • Higher Technology • Moderate Volume • Higher Margin	• Routers, Hubs • Workstations • Communications Base Stations	56%
AC/DC	Commercial	Low	• Up to 150 Watts • Lower Technology • Higher Volume • Lower Margin	• Storage Area Networks • Retail POS Equipment • Industrial Applications	17%
DC/DC	Commercial and Consumer	All	• 5-150 Watts • Higher Technology • Higher Volume • Low- to Mid-Margins	• Storage Area Networks • Communications Base Stations • Automated Testing Equipment	N/A

(1)          Cherokee operates only in the commercial end market, not the consumer end market.

(2)          Based upon 2002 sales in the North American and European AC/DC market. Source: Venture Development Corporation (“VDC”).

Power Supply—Custom, Modified Standard and Standard

Power supplies are designed for an OEM based on the needs of the specific customer application. Each of these applications may require a standard, modified standard or custom designed power supply.

•       Custom power supplies are typically sold directly to a manufacturer and necessitate a strong working relationship between the OEM and the power supply vendor. OEMs purchase custom power supplies to provide maximum design flexibility to meet the exact requirements for their specific application. These custom products have low- to mid-production volumes but higher margins and are typically provided by a sole source supplier. Once a custom power supply is designed into an OEM’s product, it is difficult, time consuming and costly for the OEM to switch vendors.

•       Modified standard power supplies use standard products with a minimal degree of modification. These products are characterized by (1) shorter lead times; (2) lower up-front engineering costs; (3) higher volume production; and (4) increased pricing pressure, compared to the custom products.

•       Standard power supplies are designed to appeal to a wide range of customers for use in a variety of different applications. These products are sold directly to manufacturers and through third-party distributors. Standard power supplies offer benefits to the OEM because they have limited up-front engineering requirements, are readily available from multiple sources and facilitate a faster time-to-market for new product development. This type of product is also significantly more price competitive.

Current Industry Characteristics

Large, Growing AC/DC Market

We believe the global market for third-party AC/DC power supply products is over $4 billion and growing. The principal factors contributing to continued growth in this market include:

•       Increasing demand from OEMs due to improving sales and new product development;

•       Increasing spending for information technology and communications equipment (especially wireless); and

•       Increasing demand for electronic equipment and systems in Asia and other emerging markets.

Growing, Complementary DC/DC Market

The global market for third-party DC/DC converters is expected to be over $2.0 billion. This market is also growing principally due to the proliferation of portable electronic communication devices that require lower DC voltages at higher currents.

DC/DC converters complement our existing AC/DC power supply business. While a customer’s end product may have only one AC/DC power supply, multiple DC/DC converters may be needed to distribute and regulate power to the various components within the customer’s application.

Reduction of Approved Vendors Benefits Quality Power Supply Companies

To improve operating efficiencies and shorten the cycle time required to introduce new products, OEMs are relying on a smaller number of approved vendors, including power supply vendors. We believe OEMs are selecting their reduced number of power supply vendors based on:

•       Broad product offering including custom design capabilities and engineering expertise;

•       Ability to meet rapid time-to-market requirements;

•       Product quality, reliability and competitive pricing; and

•       Superior supply chain management to resolve global supply, sourcing and delivery issues.

Competitive Strengths

We believe that we benefit from the following competitive strengths:

Focused Provider of Custom Solutions

We specialize in providing AC/DC custom power supplies. We have a talented team of engineers with extensive experience designing custom, high-quality and reliable power supply solutions. We believe this engineering expertise and our database of custom designs provides us with a competitive advantage.

Distinctive Combination of Local Engineering with Low-Cost Manufacturing

We provide our customers with the benefits of local design and engineering coupled with competitive pricing. Local engineering support close to our customers’ design facilities is important because of the need for frequent interaction throughout the design and testing process. With primary design centers in the United States and Europe, we can more efficiently respond to our customers’ needs during the design and prototype development phase.

At the same time, we offer competitively priced products by using our sophisticated, efficient, low-cost manufacturing facilities located in Guadalajara, Mexico and Bombay, India. These facilities allow us to provide low-cost manufacturing solutions for those aspects of our production process that are more labor intensive. Most of our products can be manufactured in multiple facilities. This improves our production efficiency and provides us with greater flexibility to meet our customers’ changing production requirements.

Efficient Operations Generate High Margins

We believe our efficient operations have enabled us to generate strong operating margins. Although our operating margin during the recent industry downturn declined to 4.1% in 2003, our operating margin improved significantly during 2004 to 12.4%.

We have achieved strong margins by:

•       Focusing on designing and manufacturing mid- to high-end custom power supplies;

•       Using common componentry in our products to achieve lower cost of materials;

•       Purchasing substantially all of our raw materials directly from manufacturers, rather than distributors;

•       Utilizing our lower-cost manufacturing facilities in Mexico and India for specified higher volume and labor-intensive production requirements; and

•       Effectively managing costs and capacity utilization.

Strong Partnerships with Blue Chip OEM Customers

We provide products to a number of leading OEMs. We believe our customers continue to seek long-term power-solution partners to act as an extension of their own internal engineering team and support their global manufacturing product needs over long product lifecycles. We have assembled a team of engineers focused on custom design with close relationships to our customers’ engineering staffs. We believe these engineering relationships have allowed us to strengthen our overall relationships with our customers.

Sole Provider for Programs Comprising a Majority of Our Sales

We believe, due to the custom nature of our products, we are the sole source provider on programs that generate a substantial majority of our net sales. Our products are generally used for the entire life cycle of a customer’s end product, providing a base of recurring sales from year to year during that cycle. This life cycle can range anywhere from two to five years in computing, storage and communications applications and up to seven to fifteen years in industrial and medical applications. We have found that OEMs generally do not change vendors once a power supply has been designed into their product.

Reputation for Quality and Service in an Increasingly Demanding Environment

We use advanced quality control methods to monitor our design and manufacturing process. In addition, we test 100% of our finished products using automated equipment and customer-approved tests. Our reputation for quality and service has been recognized by Frost & Sullivan, a market research consulting firm, which awarded us its 2003 Market Engineering Customer Service Innovation Award. We were the only power supply company to receive this award in 2003.

Rapid Prototype Lead Times and Time-to-Production

Prototype lead-time is a critical factor in a customer’s selection of a power supply manufacturer. On average, we deliver custom product prototypes within 10 to 12 weeks of design win. This rapid prototyping capability along with our effort to reduce production time helps our customers meet their commitment dates and beat their competition to market. We provide our customers with short prototype lead times and fast time-to-production by:

•       Employing experienced engineers dedicated to design and development, who communicate directly with our customers’ engineers throughout the design process;

•       Setting up our manufacturing lines to run custom products efficiently; and

•       Leveraging our common componentry and extensive database of designs.

Experienced Management Team

Jeffrey Frank, our President and Chief Executive Officer, joined Cherokee in 2001 and has over 18 years of electronics industry experience. Supporting Mr. Frank is an equally experienced senior management team.

Business Strategy

Our objective is to grow our business profitably by being the power supply partner of choice for select industry-leading OEMs who require sophisticated power solutions. Key elements of our strategy include:

Increase Sales to Our Existing Customers

Over the past few years, we have made a significant effort to enhance the processes and systems used in our interaction with customers. These enhancements include the addition of sales administration and program management personnel to provide expanded customer service support, the implementation of a global account strategy to coordinate the sales efforts of our North American and European operations for customers that require a global purchasing solution, and software system modifications to improve the efficiency of our order entry process. We believe these changes have resulted in increased sales to many of our existing customers. We intend to leverage our competitive strengths, in-depth knowledge of our customers’ needs and expanded product line to continue to increase sales to our existing customers. In addition, as OEMs reduce the number of power supply vendors with whom they work, we are focused on increasing our share of their power supply spending.

Expand Our Customer Base Through Increased Sales and Marketing Efforts

We intend to continue to increase our direct and indirect sales and marketing efforts to OEMs in our target markets. After Jeffrey Frank joined us as Chief Executive Officer in 2001, we increased spending on direct sales and marketing. We also added independent sales representatives who had existing sales relationships with our targeted customer base. As a result, as of December 31, 2004, we had 12 direct salespeople and a network of over 150 independent sales representatives in North America, compared to 5 direct salespeople and 13 independent sales representatives in 2001.

Increase Sales from Complementary DC/DC Product Offerings

In 2003, we entered the rapidly growing DC/DC market by introducing complementary DC/DC products and generated 12 design wins, mostly from our existing customers. In 2004, we generated 36 design wins for our DC/DC products. We continue to focus on selling our DC/DC products to existing AC/DC customers, as we believe there is increased demand for such products. As a result, we expect to sell more DC/DC products in the future, for which we expect to achieve margins similar to those achieved for our AC/DC products.

Expand and Cross-Sell Product Offerings

We plan to continue to broaden our existing product line and cross-sell products on a global basis to attract new customers and to capture a larger portion of our existing customers’ business. We intend to leverage our portfolio of standard and modified standard products and to market these products on a private label and branded basis through available sales channels. In addition, we believe we have opportunities to market custom products developed for one customer on a custom, modified standard or standard basis for others.

Expand Our International Manufacturing Presence

We plan to expand our manufacturing presence in lower-cost manufacturing countries outside of the United States to better serve our customers who are relocating their own manufacturing to such countries. By locating our manufacturing facilities close to our customers’ own facilities, we are able to offer products at a lower cost, increase production flexibility and decrease the lead times of our products. We are currently in the process of establishing operations in China. We plan to construct a 100,000 square foot facility near Shanghai, most of which will be dedicated to manufacturing. We expect our China facility to be in operation by early 2006.

Leverage Infrastructure to Improve Margins

Operating costs of our existing manufacturing facilities and related administrative expenses are relatively fixed, and should increase at a slower rate than sales as sales improve. In addition, we have the opportunity to leverage our engineering and sales staff for higher revenue programs without significant increases in staffing and related costs. The relatively fixed cost structure of our business model should allow us to realize higher margins on incremental revenue. We believe that our available manufacturing capacity, combined with our planned manufacturing facility in China, will be sufficient to accommodate significant future growth. Additionally, we intend to further drive efficiencies in manufacturing, and minimize labor, supply and manufacturing costs, through the utilization of our existing and planned facilities in countries outside of the United States.

Pursue Selected Acquisitions

The power supply industry is highly fragmented worldwide. We intend to evaluate acquisition opportunities that we believe are complementary to our operations and will improve our geographic reach or strengthen our customer base.

Competitive and Business Challenges

Relatively Lower Net Sales

The design, manufacture and sale of power supplies is highly competitive, and some of our competitors have substantially greater net sales, resources and geographic presence than we do. In addition, cancellations, reductions or delays in customers’ orders or commitments or an increase in warranty product returns could have a greater effect on us than some of our competitors because of our lower level of net sales.

Dependence on Small Group of Customers

Although we believe we have strong relationships with our customers, we are dependent upon sales to a relatively small group of customers. Our top ten customers accounted for approximately 58% of our net sales during 2004 compared to approximately 61% of our net sales during 2003, with sales to one customer in 2004 and two customers in 2003 exceeding 10% of our net sales.

Fixed Operating Costs

Operating costs of our existing manufacturing facilities and related administrative expenses are relatively fixed and therefore cannot be easily reduced if our sales decline.

Unpredictable End Markets

As a provider of power supplies to OEMs in the electronic equipment industries, our sales are dependent upon the success of these end markets and the underlying products of which our power supplies are a component. We have no control over and cannot always accurately predict the demand in our customers’ end markets. During 2001, 2002 and to a lesser extent during 2003, our operating results were negatively affected by unfavorable economic conditions and reduced capital spending by communication providers that purchase our customers’ end products.

International Operations

A significant portion of our business is conducted internationally. Operating internationally subjects us to risks that we would not otherwise face, such as political and economic instability, terrorism and civil unrest, and difficulties in staffing and managing these operations.

Product Line

Our products cover a broad range of applications in the commercial end-market, from low to high power, ranging from 10 to 27,000 watts. Our power supplies are self-contained units, range in weight from one half of a pound to thirty pounds and are normally incorporated inside our customers’ end products.

Most of our power supplies are custom made, although we also produce some modified standard and standard products. We focus on designing and manufacturing mid- to high-end custom commercial power supplies because they typically have the highest margins. Due to our large database of custom and modified standard products, we benefit from the opportunity to incorporate our existing engineering and designs to expedite design and time to market.

We have a complementary line of DC/DC products in the commercial market to take advantage of the growing DC/DC market. Our DC/DC converters range from 20 to 300 watts. We will continue to focus on selling our DC/DC products to existing AC/DC customers as we believe there is an increased demand for these products.

Customers

Our base of OEM customers is in diverse markets such as wireless infrastructure, networking, medical, high-end workstations (excluding PCs), industrial process controls, and other electronic equipment industries. Most of these OEMs are Fortune 500 companies and leaders in their respective industries. Our top ten customers accounted for approximately 58% of our net sales during 2004 and approximately 61% of our net sales during 2003. Nortel Networks accounted for more than 10% of our net sales during each of the last three years ended December 31, 2004, and Hewlett-Packard accounted for more than 10% of our net sales during 2003. We derived approximately 46% of our net sales in 2002, 48% of our net sales in 2003, and 41% of our net sales during 2004 from customers in the United States. The remainder of our net sales for such periods was to customers outside of the United States, with the majority of these remaining net sales derived from sales to customers in Europe. For the dollar amount of net sales attributable to customers located inside and outside the United States, please refer to Note 13 in our consolidated financial statements included elsewhere in this report.

Sales and Marketing

We market our products and services in North America through an integrated sales approach involving account managers and independent sales representatives with active support from design, engineering and production personnel. Our in-house account managers supervise customer relationships and oversee a nation-wide network of commission-based independent sales representatives whose main purpose is to identify new opportunities. We market our products in Europe using a combination of a local direct sales team, independent sales representatives and in-house account managers.

We focus our efforts on expanding relationships with existing customers and aggressively targeting emerging OEM industry leaders with whom the opportunity exists to provide products and services across a number of product families and through successive product generations. We focus our resources on markets that are growing relatively quickly and have the potential for significant profit margins. Potential customers are assigned to our in-house account managers who evaluate the customer against our customer selection criteria.

On an ongoing basis, our engineering personnel provide technical support to customers in the areas of product design changes, field performance and testing. Our collaborative relationships allow us to gain valuable knowledge about an existing customer and its processes, which we believe gives us an advantage in obtaining future business from that customer.

Backlog

We generally sell our products pursuant to purchase orders rather than long-term contracts, and customers may generally cancel, reduce or postpone orders or commitments. Backlog consists of purchase orders received for which we have not shipped product. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. Our backlog was approximately

$35.7 million at February 28, 2005, and $37.3 million at February 28, 2004. We have also entered into certain warehousing arrangements with some of our customers, whereby we have agreed to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party warehouse location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery and title has passed. We expect a substantial majority of our backlog to be shipped within the next 12 months.

Manufacturing Process and Quality Control

A typical power supply consists primarily of one or more printed circuit boards, electronic and electromagnetic components and a sheet metal chassis. The production of our power supplies entails the assembly of structural hardware combined with a sophisticated assembly of circuit boards encompassing highly automated surface mount technology, or SMT.

In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we have automated many electronic assembly and testing processes which were traditionally performed manually and we have standardized our manufacturing processes to efficiently utilize our resources and optimize our capacities. Our manufacturing facilities are designed to quickly produce a broad range of products at a low cost. We have nine SMT lines located throughout our facilities. SMT permits reduction in board size by eliminating the need for holes in the printed circuit boards and by allowing components to be placed on both sides of a board. Each SMT line is capable of placing as many as 40,000 parts per hour, with each machine hour equating to approximately 50 labor hours.

In addition to increasing automation of our facilities, we have standardized our operations to include self-contained continuous flow manufacturing lines, which incorporate flow solder machines, in circuit test machines, highly advanced computer controlled burn-in equipment, automated final test machines, ongoing reliability test equipment, standardized processes and measurements on all lines. Furthermore, manufacturing processes, quality systems, data collection and documentation are standardized across all facilities for smooth transition among locations to accommodate optimal capacity utilization.

Most of our customers require that their power supplies meet or exceed established international safety and quality standards. In response to this need, we design and manufacture power supplies in accordance with the certification requirements of many international agencies, including Underwriters Laboratories Incorporated (UL) and Telcordia/Belcore in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) and Verband Deutscher Electrotechniker (VDE), both in Germany; the British Approval Board for Telecommunications (BABT) in the United Kingdom; the European Telecommunications Standard Institute (ETSI) and International Electrotechnical Committee (IEC), both European standards organizations. We have most recently received certification from the China Compulsory Product Certification (CCC), Belgian Safety (CEBEC) and Taiwan’s Bureau of Standards, Metrology and Inspection (BSMI) organizations.

Quality and reliability are emphasized in both the design and manufacture of our products. In addition to testing throughout the design and manufacturing process, we test 100% of our finished products using automated equipment and customer-approved tests. Prototypes are reviewed to ensure that they can be efficiently manufactured and an additional out-of-box test or pre-ship audit is performed on randomly selected units, which are ready for shipment, further ensuring manufacturing quality and integrity.

All of our facilities in California, Mexico and India are currently ISO 9001: 2000 certified, while our Belgium facility is already certified to the higher ISO 14000 standard. We expect to achieve ISO 14000 (Environmental Management System) certification for our California and Mexico facilities and OHSAS (Occupational Health and Safety Assessment System) certification for our Mexico facility by mid-2005.

Suppliers

Our high-quality products and ability to provide such products in a relatively short time-to-market are in part the result of a well managed supply chain network. We typically design products using common components, thereby increasing our purchasing power and reducing inventory risk. Most of our raw materials, including electronic and other components, sheet metal, transistors, mechanical parts and electrical wires, are readily available from several sources. Although some of our raw materials are sourced from only one manufacturer, they are generally available in large quantities from a number of different suppliers.

Through centralized purchasing, we have negotiated a number of volume discount purchase agreements to realize economies of scale at each facility. We generally purchase raw materials and components directly from manufacturers and not from distributors to get the most current materials at a lower available cost, thereby further reducing our overall cost of production. We view our suppliers as long-term partners with whom we strive to develop strong relationships. In our experience, the repeat business and confidence that these relationships offer our suppliers often lead to a lower cost of materials.

Competition

The power supply manufacturing industry is highly fragmented and characterized by intense competition. According to Micro-Tech Consultants, in 2002 there were more than 1,000 third-party AC/DC and DC/DC power supply manufacturers worldwide. No single company dominates the overall power supplies market and our competitors vary depending upon the particular power conversion product category. Our competitors include Artesyn Technologies, Astec Power, Delta Electronics, Magnetek, Power One, Tyco International, Vicor, and many smaller companies.

We believe that the principal competitive factors in our targeted markets are length of time-to-market, manufacturing flexibility, technical knowledge, quality and cost. We believe that, compared to our competition, we sell products with comparable or better quality characteristics at comparable prices.

Engineering and Product Development

Our engineering and product development activities are principally directed to the improvement of existing products and the development of new power supplies to satisfy customer needs. As part of the collaborative relationships established by us with our key customers, we work closely with our customers to develop new products. Product development is performed by a group of design engineers and technicians located primarily in Tustin, California and Wavre, Belgium.

Our total expenditures for engineering and product development were $9.1 million, $8.9 million and $7.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Intellectual Property Matters

Historically, intellectual property rights have not been a significant competitive factor in the power supply industry. Accordingly, we have not expended significant efforts to obtain trademark registrations or other forms of intellectual property protection covering our brands and technologies. However, there is no guarantee that intellectual property rights will not become more significant in the future, or that our competitors will not try to assert intellectual property rights to obtain a competitive advantage. Indeed, from time to time we have received notices of alleged infringement and/or invitations to take licenses from third parties, as described more fully in “Risk Factors—Risks Relating to Our Company and Industry—We may be sued by third parties for alleged infringement of their proprietary rights.”

Employees

At December 31, 2004, we employed approximately 1,405 full-time employees at our facilities in the following capacities:

	Location
Function	U.S.	Belgium	Mexico	India	Total
Manufacturing	249	212	256	466	1,183
Engineering (including R&D)	44	38	3	11	96
Quality Control	14	11	7	2	34
Marketing	12	23	1	—	36
General Administration	18	23	8	7	56
Total	337	307	275	486	1,405

None of our domestic employees are represented by a labor organization. Most employees working in our Guadalajara, Mexico facility do have union representation as required under Mexican law. Additionally, some employees in our Wavre, Belgium facility are also represented by a union and work subject to a collective bargaining agreement. We believe that we have good relations with our employees, including our employees in our Mexico and Belgium facilities.

RISK FACTORS

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Annual Report on Form 10-K. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occur, our business, financial condition or operating results could be harmed substantially.

Risks Relating to Our Company and Industry

We are substantially dependent upon sales to a relatively small group of customers. The loss of one or more major customers, or the discontinuation or modification of these customers’ products, could materially and adversely affect the results of our operations.

Our top ten customers accounted for approximately 58% of our net sales during 2004 and approximately 61% of our net sales during 2003. Net sales to Nortel Networks accounted for more than 10% of our net sales during 2004, and net sales to Hewlett-Packard and Nortel Networks each accounted for more than 10% of our net sales during 2003. The loss of any of our major customers could have a material adverse effect on our financial condition or results of operations. We do not have long-term contracts with our customers, and our customers use alternative power supply providers for some or all of their products. We may not be able to maintain our customer relationships, and our customers may reduce the volume of or cancel purchase orders, purchase power supplies elsewhere or develop relationships with additional providers of power supplies, any of which could adversely affect our financial condition or results of operations. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results. Prior to, or at the end of, a product’s life cycle, any of our customers may decide to discontinue or modify any of its products. In that event, the customer may no longer have a need for our products or may choose to integrate a competitor’s power supplies into the customer’s new or modified product. The resulting loss of revenues could also adversely affect our financial condition or results of our operations.

Failure by our customers or us to keep up with rapid technological change in the electronic equipment industries could result in reduced sales.

Many of our existing customers are in the electronic equipment industries, especially wireless infrastructure and networking, and produce products that are subject to rapid technological change, obsolescence and large fluctuations in world-wide product demand. These industries are characterized by intense competition and end-user demand for increased product performance at lower prices. We may not be able to properly assess developments in the electronic equipment industries or identify product groups or customers with the potential for continued and future growth. Factors affecting the electronic equipment industries, in general, or any of our major customers or their products, in particular, could have a material adverse effect on our financial condition or results of operations. For instance, as a provider of power supplies to OEMs in the electronic equipment industries, our sales are dependent upon the success of the underlying products of which our power supplies are a component. We have no control over the demand for or success of these products. If our customers’ products are not well-received by, or if demand for their products fail to develop among, end-users, our customers may discontinue or modify the product or reduce the production of the product. Any of these events could lead to the cancellation or reduction of orders for our power supplies that were previously made or anticipated, which could materially adversely affect our financial condition or results of operation. See ‘‘—Cancellations, reductions or delays in customers’ orders or commitments or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations’’ for more information. The markets for our products are characterized by rapidly changing technologies, increasing customer demands, evolving industry standards, frequent new product introductions and shortening product life cycles. Generally, our customers purchase our power supplies for the life cycle of a product, which can range anywhere from two to fifteen years. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as the accurate anticipation of technological and market trends. As the life cycle of our customers’ products shorten, we will be required to bid on contracts for replacement or next generation products to replace revenues generated from discontinued products more frequently. These bids may not be successful. Even if we are successful, we may not be able to successfully develop, introduce or manage the transition of new products. Any failure or delay in anticipating technological advances or developing and marketing new products that respond to any significant technological change or significant changes in customer demand could have a material adverse effect on our financial condition or results of operations.

We face significant competition, including from some competitors with greater resources and geographic presence than us. Our failure to adequately compete could have a material adverse effect on our business.

The design, manufacture and sale of power supplies is highly competitive and characterized by increasing customer demands for product performance, shorter manufacturing cycles and lower prices. Our competition includes numerous companies throughout the world, some of which have advantages over us in terms of labor and component costs and technology. Our principal competitors are Artesyn Technologies, Astec Power, Delta Electronics, Magnetek, Power One, Tyco International and Vicor. Some of our competitors have substantially greater net sales, resources and geographic presence than we do. Competition from existing competitors or new market entrants may increase at any time. We also face competition from current and prospective customers that may design and manufacture their own power supplies. In times of an economic downturn, or when dealing with high-volume orders, price may become a more important competitive factor, forcing us to reduce prices and thereby adversely affecting our financial results. Some of our major competitors have also consolidated through merger and acquisition transactions. Consolidation among our competitors is likely to create companies with increased market share, customer bases, proprietary technology and marketing expertise, and an expanded sales force. These developments may adversely affect our ability to compete.

Cancellations, reductions or delays in customers’ orders or commitments or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations.

We do not obtain long term purchase orders or commitments from our customers, and customers may generally cancel, reduce or postpone orders or commitments. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. Substantially all of our $33.4 million backlog as of December 31, 2004 was subject to cancellation upon the payment by our customers of cancellation fees that vary depending on individual purchase orders. For example, in 2001 we experienced cancellations of approximately $14.0 million as a result of unfavorable economic conditions and reduced capital spending by communication providers that purchased our customers’ end products. Cancellations in 2002, 2003 and 2004 were not significant. During those same periods, the rate of customer warranty returns was less than 1%. We also enter into certain warehousing arrangements with some of our customers, whereby we agree to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery. We may not be able to replace cancelled, delayed or reduced orders or commitments in a timely manner or at all and in some instances may need to write-off inventory. Significant or numerous cancellations, as well as reductions or delays in orders or commitments, including as a result of delays in or the failure to take delivery of products that are subject to such arrangements, by a customer or group of customers, could materially adversely affect our financial condition or results of operations.

We also offer our customers a warranty for products that do not function properly within a limited time after delivery. We regularly monitor and track warranty product returns and record a provision for the estimated amount of future warranty returns based on historical experience and any notification we receive of pending warranty returns. We may not continue to experience the same warranty return rates that we have in the past. Any significant increase in product failure rates and the resulting warranty credit returns could have a material adverse effect on our operating results for the period or periods in which those warranty returns occur.

Our international manufacturing operations and our international sales subject us to various risks associated with, among other things, foreign laws, policies, economies and exchange rate fluctuations.

We have manufacturing operations located in Mexico, Belgium and India, and we plan to have a manufacturing facility in China by early 2006. We may expand our operations into other foreign countries in the future. In addition, international sales have been, and are expected to continue to be, an important component of our total sales. International sales represented 59% of our net sales in 2004 and 52% of our net sales in 2003. Our manufacturing operations and international sales are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. For example, our European restructuring, which took place in June 2003, was significantly impacted by local labor laws and union labor negotiations, and required one-time termination benefits of approximately $4.5 million to be paid through 2010. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.’’ Other risks affecting our international operations include:

•       differences or unexpected changes in regulatory requirements;

•       political and economic instability;

•       terrorism and civil unrest;

•       work stoppages or strikes;

•       interruptions in transportation;

•       restrictions on the export or import of technology;

•       difficulties in staffing and managing international operations;

•       variations in tariffs, quotas, taxes and other market barriers;

•       longer payment cycles;

•       problems in collecting accounts receivables;

•       changes in economic conditions in the international markets in which our products are sold; and

•       greater fluctuations in sales to customers in developing countries.

Although we transact business primarily in U.S. dollars, a portion of our sales and expenses, including labor costs, are denominated in the Mexican peso, the Indian rupee, the Euro and other European currencies. For 2004 and 2003, net sales in Europe accounted for 42% and 43% of our net sales, respectively. Fluctuations in the value of the U.S. dollar relative to the Euro impacted our revenue, cost of goods sold and operating margins for these periods and resulted in foreign currency translation gains and losses. Foreign currency translation gains recorded in other comprehensive income, a component of equity, in 2004 and 2003 were $1.6 million and $1.1 million, respectively. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future.

An interruption in delivery of component supplies could lead to supply shortages or a significant increase in our cost of materials.

We are dependent on our suppliers for timely shipments of components, including components manufactured by us in our India facilities. We typically use a primary source of supply for each component used in our products. Changing suppliers or establishing alternate primary sources of supply, if needed, could take a significant period of time, which in turn could result in supply shortages and increased prices. In some cases, we source components from only one manufacturer. Substantially all of our revenues are derived from the sale of products that include components that we source from only one manufacturer. In addition, many of our suppliers are located outside of the United States, and timely delivery from these suppliers may not occur due to interruptions in transportation, import-export controls, tariffs, quotas, taxes and other market barriers, and political and economic stability in the country in which the components used in our products are produced or the surrounding region. An interruption in supply could have a material adverse affect on our operations. Any shortages of particular components could increase product delivery times and costs associated with manufacturing, thereby reducing gross margins. Additionally, these shortages could cause a substantial loss of business due to shipment delays. Any significant shortages or price increases of components could have a material adverse effect on our financial condition or results of operations.

Our quarterly sales may fluctuate while our expenditures remain relatively fixed, potentially resulting in lower gross margins and volatility in our stock price.

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. For example, sales to one of our largest customers in the second quarter of 2004 were $7.6 million, and decreased 53% to $3.6 million in the third quarter of 2004 driven by fluctuations in demand from that customer. Fluctuations in customer needs, cancellations, reductions and delays in orders and commitments may cause our quarterly results to fluctuate. See ‘‘—Cancellations, reductions or delays in customers’ orders or commitments or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations.’’ Variations in volume production orders and in the mix of products sold by us have also significantly affected sales and gross profit. Sales are generally impacted by a combination of these items and may also be affected by other factors. These factors include:

•       the receipt and shipment of large orders or reductions in these orders (including the impact of any customer warehousing arrangements);

•       raw material availability and pricing;

•       product and price competition; and

•       the length of sales cycles.

Many of these factors are outside of our control. In addition, a substantial portion of our sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. As a result of this and other factors described above, sales for future quarters are difficult to predict and our financial condition or results of operations in a given quarter may be below our expectations and our gross margins may decrease. Our expense levels are relatively fixed and are based, in part, on expectations of future revenues. If revenue levels are below expectations, the market price of our common stock could fall substantially, and our financial condition or results of operations could be materially adversely affected.

Our ability to successfully implement our business strategy is dependent on our ability to retain and attract key personnel.

Our ability to successfully implement our business strategy depends to a significant degree on the efforts of Jeffrey M. Frank, President and Chief Executive Officer, Van Holland, Chief Financial Officer and Clark Hickock, Executive Vice President, Global Operations along with other members of our senior management team. We have no employment agreements with our key management executives and do not maintain key person life insurance for any of our executive officers. We believe that the loss of service of any of these executives could have a material adverse effect on our business. In addition, we depend on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. As a result, our ability to maintain and enhance product and manufacturing technologies and to manage any future growth also depends on our success in attracting and retaining personnel with highly technical skills. The competition for these qualified technical personnel may be intense if the relatively limited number of qualified and available power engineers continues. We may not be able to attract and retain qualified technical personnel.

Changes in government regulations or product certification could result in delays in shipment or loss of sales.

Our operations are subject to general laws, regulations and government policies in the United States and abroad. Additionally, our product standards are certified by agencies in various countries, including, among others, the United States, Canada, Germany and the United Kingdom. Changes in these laws, regulations, policies or certification standards could negatively affect the demand for our products, result in the need to modify our existing products, increase time-to-production or affect the development of new products, each of which may involve substantial costs, or loss of or delayed sales and could have a material adverse effect on our financial condition or results of operations.

Environmental compliance could require significant expenditures and failure to so comply could result in fines or revocation of licenses or permits, any of which could materially and adversely affect our financial condition or results of operations.

We are subject to federal, state and local environmental laws and regulations (in both the United States and abroad) that govern the handling, transportation and discharge of materials into the environment, including into the air, water and soil. Environmental laws could become even more stringent in the future, imposing greater compliance costs and increasing risks and penalties associated with their violation or the contamination of the environment. Should there be an environmental accident or violation related to our operations, our financial condition or results of operations may be adversely affected. We could be held liable for significant penalties and damages under environmental laws and could also be subject to a revocation of licenses or permits, which could materially and adversely affect our financial condition or results of operations.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control.

Our operations are vulnerable to interruption by earthquakes, fires, electrical blackouts, power losses, telecommunications failures and other events beyond our control. Our executive offices and key manufacturing and engineering facilities are located in Southern California. Because the Southern California area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. Furthermore, the State of California experienced deficiencies in its power supply in 2002, which resulted in occasional rolling black-outs and caused us two-to-four hour power supply interruptions over the course of a few days. In addition, California continues to face periodic shortages in its power supply. If rolling blackouts or other disruptions in power occur, our business and operations would be disrupted, and our business would be adversely affected. In January 2004, we experienced a fire in part of our facility in Belgium, which destroyed certain inventory, property and equipment. Our business interruption insurance may not be sufficient to compensate us for losses that may occur and would not compensate us for the loss of consumer goodwill due to disruption of service.

We may be sued by third parties for alleged infringement of their proprietary rights.

We have received, from time to time, notices of alleged infringement and/or invitations to take licenses from third parties asserting that they have patents (or other intellectual property rights) that are relevant to our present or contemplated business operations. There is no guarantee that we will be able to avoid incurring litigation costs related to such assertions. Intellectual property claims could be successfully asserted against us, preventing us from using certain of our technologies, or forcing us to modify our technology or to pay license fees for use of that technology. Such additional engineering expenses or licensing costs could have an adverse effect on the results of our operations. In addition, we could incur substantial expenses in defending against these claims, whether or not we ultimately prevail against these claims.

Our business operations will be restricted by provisions of the agreements governing our debt.

At December 31, 2004, we had $46.6 million of 5 1/4% senior notes outstanding, and we had in place a $20.0 million senior revolving credit facility (with no amounts outstanding) that is subject to a borrowing base comprised of eligible accounts receivable and inventory. Our outstanding indebtedness, including our 5 1/4% senior notes and any debt incurred pursuant to the senior revolving credit facility, is secured by substantially all of our assets. In addition, we may need to incur additional debt in the future as we continue to grow our business. The agreements governing our debt contain a number of covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends. As of March 31, 2003, we were not in compliance with certain of our financial covenants set forth in the agreements governing our then-existing senior credit facilities and second lien notes, which noncompliance was waived by the requisite lenders under the existing senior credit facilities and the requisite number of holders of the second lien notes. Our ability to comply with covenants under agreements governing our debt may be affected by events that are beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with the covenants or restrictions contained in agreements governing our debt could result in an event of default under these agreements, which could result in our debt, together with accrued and unpaid interest, being declared immediately due and payable.

Credit risks could materially and adversely affect our operations and financial condition.

Negative or declining economic conditions can increase our exposure to our customers’ credit risk and the risk that our customers will not be able to fulfill their payment obligations to us. In particular, sales to larger customers are sometimes made through contract manufacturers that do not have the same resources as those customers. Additionally, if one of our major customers experienced financial difficulties, losses could be in excess of our current allowance. At December 31, 2004 and 2003, one of our customers accounted for approximately 13% and 41% of our total net receivables, respectively. For the periods ended December 31, 2004 and 2003, our accounts receivable write-offs amounted to less than 1% of our net accounts receivable balance. In the event our customers or those contract manufacturers experience financial difficulties and fail to meet their financial obligations to us, or if our recorded bad debt provisions with respect to receivables obligations do not accurately reflect future customer payment levels, we could incur additional write-offs of receivables that are in excess of our provisions, which could have a material adverse effect on our operations and financial condition. In addition, we depend on the continuing willingness of our suppliers to extend credit to us to finance our inventory purchases. If suppliers become concerned about our ability to generate cash and service our debt, they may delay shipments to us or require payment in advance.

ITEM 2.                PROPERTIES

Our headquarters are located in Tustin, California. We own two manufacturing facilities, both of which are outside of the United States, and lease four other manufacturing facilities. In addition, we lease satellite offices located in England, France, Germany and the Netherlands, which serve as sales offices. Our facilities in Bombay, India are leased by certain of our subsidiaries. These facilities manufacture labor-intensive magnetic sub-assemblies that are distributed to our other facilities for incorporation into our final products.

The leases are generally short-term, with the exception of the lease for our headquarters, which has approximately four years of its present term remaining with one five-year renewal option. All of our short-term leases have renewal options as indicated in the following table. We believe that our leased locations are adequate for our immediate needs and that additional or substitute space is available, if needed, to accommodate future growth and expansion, or relocation. Please refer to Note 13 to our consolidated financial statements included elsewhere in this report for the amount of our long-lived assets outside the United States.

Facilities	Primary Activity	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Renewal Option
Tustin, California	Manufacturing Engineering Administrative	86,000	Leased	April 30, 2009	One five-year renewal
Tustin, California	Warehousing	10,000	Leased	April 30, 2009	One three-year renewal
Irvine, California	Manufacturing Engineering	31,000	Leased	April 30, 2009	One one-year renewal
Wavre, Belgium	Manufacturing Engineering Administrative	178,000	Owned	Not applicable	Not applicable
Guadalajara, Mexico	Manufacturing	35,000	Owned	Not applicable	Not applicable
Bombay, India	Manufacturing	14,000	Leased	June 28, 2004 *	Unlimited five-year renewals
Bombay, India	Manufacturing	17,000	Leased	January 10, 2005 *	Unlimited five-year renewals

*                    Leases are month-to-month until renewal negotiations are completed with local authorities.

We are currently in the process of constructing a 100,000 square foot production facility in Shanghai, China, which is scheduled for completion in early 2006.

ITEM 3.                LEGAL PROCEEDINGS

During the year ended December 31, 2004, we were not a party to any material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Our common stock is listed on the NASDAQ and is traded under the symbol “CHRK”. The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock. Prior to February 20, 2004, there was no established public trading market for shares of our common stock.

	Year ended December 31, 2004
	High	Low
First Quarter	16.84	14.10
Second Quarter	15.22	11.09
Third Quarter	12.71	6.99
Fourth Quarter	9.61	6.42

As of March 16, 2005, there were 1,023 holders of our common stock.

We have not paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

(b)   On February 25, 2004, we closed the sale of 6,600,000 shares of our common stock at a price of $14.50 per share in a firm commitment underwritten initial public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-110723), which the SEC declared effective on February 19, 2004.

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

4.                approximately $5.3 million has been used as of December 31, 2004, for general corporate purposes; and

5.                approximately $8.0 million has been retained by us for general corporate purposes and is included in cash and cash equivalents and short-term investments.

(c)   None.

ITEM 6.                SELECTED FINANCIAL DATA

The selected consolidated financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been derived from our audited consolidated financial statements that are not included in this report. The selected consolidated financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements that appear elsewhere in this report. No per share information is available prior to November 2002, when we converted from a California limited liability company to a Delaware corporation. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000(1)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$148,511	$111,943	$96,293	$121,994	$143,175
Cost of sales	104,140	79,397	70,598	91,243	97,961
Gross profit	44,371	32,546	25,695	30,751	45,214
Operating expenses	25,704	22,522	18,150	20,236	17,082
Restructuring costs	—	4,474	—	—	—
Stock compensation expense	243	990	—	—	—
Operating income	18,424	4,560	7,545	10,515	28,132
Interest expense	(5,234)	(17,028)	(14,801)	(16,470)	(16,779)
Debt restructuring costs	—	—	(3,204)	—	—
Other income (expense), net	47	1,187	(431)	(270)	342
Income (loss) before income taxes and cumulative effect of a change in accounting principle	13,237	(11,281)	(10,891)	(6,225)	11,695
Provision for income taxes	2,796	1,151	120	268	32
Net income (loss) before cumulative effect of a change in accounting principle	10,441	(12,432)	(11,011)	(6,493)	11,663
Cumulative effect of a change in accounting principle: goodwill impairment	—	—	(34,600)	—	—
Net income (loss)	$10,441	$(12,432)	$(45,611)	$(6,493)	$11,663
Net income (loss) per share:
Basic	$0.62	$(5.83)
Diluted	0.62	(5.83)
Weighted average shares outstanding:
Basic	16,761	2,132
Diluted	18,639	2,132
Other Financial Data:
Cash flow provided by (used in) operating activities	$3,979	$(4,805)	$5,161	$17,009	$6,730
Capital expenditures	4,925	1,962	1,027	1,745	4,873
Depreciation and amortization	3,207	3,594	3,445	6,694	4,827

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,585	$4,887	$8,504	$2,592	$853
Working capital	50,244	18,626	15,585	1,169	10,337
Total assets	99,812	77,215	63,944	103,645	137,020
Total debt	46,630	172,435	157,972	158,061	169,133
Stockholders’ equity (deficit)	22,134	(129,968)	(119,611)	(76,132)	(69,061)

(1)          Includes the results of Cherokee Europe (formerly ITS) from the period June 16, 2000 to December 31, 2000. We acquired Cherokee Europe on June 15, 2000.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes thereto. Statements in this report containing the words “believe,” “anticipate,” “intend,” “estimate,” “expect,” and similar expressions, or the negative of such words or expressions, and any other statements which may be construed as a prediction of future performance or events, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon our current expectations and projections about future events. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of our significant customers or in customer capacity generally, (3) changes in our sales mix to lower margin products, (4) increased competition in our industry, (5) disruptions of our established supply channels, (6) our level of debt and restrictions imposed by our debt agreements, and (7) the additional risk factors identified in Part I, Item 1 of this document. Except as required by law, we undertake no obligation to update any forward-looking statements even though our situation may change in the future.

Overview

We are a designer and manufacturer of power supplies for OEMs. Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Guadalajara, Mexico; and Wavre, Belgium. We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India and in Guadalajara, Mexico. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium and enabled us to better serve the European market.

We generate a significant portion of our sales from OEMs in the communications and computing market segment, particularly the wireless infrastructure and networking sectors. During 2001, 2002 and the first quarter of 2003, our operating results were negatively affected by unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products. Although we saw improvement in these economic conditions throughout the balance of 2003 and into 2004, these improvements may not continue or may not be sustainable. If improved conditions do not continue, or instead deteriorate, our operating results and financial condition could be adversely affected.

We experienced somewhat lower sales during the second half of 2004 compared to the first half of 2004 primarily due to weakness in demand from one of our largest customers. Gross margins in the second half of 2004 reflect a shift in our sales mix during that period, with increased sales coming from certain programs with higher material cost, combined with increased revenues from new programs.

On January 19, 2004 we experienced a fire in part of our facility in Belgium, which destroyed some inventory, property and equipment. We were fully insured at the replacement value for the destroyed items, subject to a $5,000 deductible, and the facility returned to full production the next day. See further discussion in Note 15 to the accompanying consolidated financial statements.

We completed our initial public offering of 6,600,000 shares of our common stock on February 25, 2004. The net proceeds from the offering were $86.5 million. We used approximately

$73.2 million of the net proceeds to repay outstanding indebtedness and related interest. In connection with the offering, we issued 6,283,796 shares of our common stock upon conversion of the original principal amount of our then outstanding senior convertible notes, and issued 4,071,114 shares of common stock upon exercise of outstanding warrants.

In addition, in connection with the offering, we amended and restated our existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $12.9 million at December 31, 2004. Please refer to “Liquidity and Capital Resources” below for additional information regarding our outstanding indebtedness.

During 2005 and early 2006, we plan to establish operations in China by constructing a 100,000 square foot facility near Shanghai, which will result in capital expenditures in 2005 being significantly higher than previous years’ levels.

Basis of Reporting

Net Sales

Net sales consist of sales during the period presented, net of returns. Revenue is recognized from product sales at the time of shipment and passage of title.

Cost of Sales

The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead. Raw materials account for a large majority of costs of sales. Raw materials include magnetic sub-assemblies, sheet metal, electronic and other components, mechanical parts and electrical wires. Direct labor costs include costs of hourly employees. Manufacturing overhead includes salaries, and the direct expense and allocation of costs attributable to manufacturing for lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could have a material effect on our reported amounts of revenue, expenses, assets and liabilities. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we may not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. During 2004 and 2003, our top ten customers accounted for approximately 58% and 61% of our net sales, respectively.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory and the current estimated market value of the inventory using the weighted average cost method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical usage data and estimates of future demand. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past five years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over reported our costs of goods sold in previous periods and would be required to recognize additional operating income at the time such inventory is sold. Therefore, although we make every reasonable effort to ensure the accuracy of our estimates of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

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

Results of Operations

The following table sets forth selected items from our statements of operations as a percentage of our net sales for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.1	70.9	73.3
Gross profit	29.9	29.1	26.7
Operating expenses	17.3	20.1	18.9
Restructuring costs	—	4.0	—
Stock compensation expense	.2	.9	—
Operating income	12.4	4.1	7.8
Interest expense	(3.5)	(15.2)	(15.4)
Debt restructuring costs	—	—	(3.3)
Other income (expense), net	—	1.0	(0.5)
Net income (loss) before income taxes and cumulative effect of a change in accounting principle	8.9	(10.1)	(11.4)
Provision for income taxes	1.9	1.0	0.1
Net income (loss) before cumulative effect of a change in accounting principle	7.0	(11.1)	(11.5)
Cumulative effect of change in accounting principle: goodwill impairment	—	—	(35.9)
Net income (loss)	7.0%	(11.1)%	(47.4)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Net sales increased by approximately 32.7%, or $36.6 million, to $148.5 million for the year ended December 31, 2004 from $111.9 million for the year ended December 31, 2003.

This increase was primarily attributable to an increase in sales volume to a broad base of customers in the datacom, telecom and industrial end markets, due to economic improvements in the end markets in which they operate. Our sales increase included sales from several new customers we have engaged in recent quarters. Sales to three new customers accounted for $12.2 million of the increase in sales during 2004. A favorable foreign currency exchange rate effect of $5.1 million due to a stronger Euro also contributed to the net increase in sales.

Gross Profit

Gross profit increased by 36.3%, or $11.8 million, to $44.4 million for the year ended December 31, 2004 from $32.5 million for the year ended December 31, 2003. Gross margin for the year ended December 31, 2004 increased to 29.9% from 29.1% in the prior year.

Of the $11.8 million increase in gross profit, $10.6 million was attributable to higher sales volume and the remaining portion was attributable to increased gross margin. The increase in gross margin was due primarily to a reduction in direct labor and factory overhead costs as a percentage of sales of 0.6% and 1.8%, respectively, and was partially offset by a 1.6% increase in material cost as a percentage of sales. For the year ended December 31, 2004, direct labor and factory overhead costs as a percentage of sales at Cherokee Europe improved significantly, reflecting increased efficiencies due to higher production volumes, as well as a lower manufacturing cost structure resulting from the restructuring plan implemented in June 2003, as described below. These decreases in direct labor and overhead costs as a percentage of sales were partially offset by an increase in material costs as a percentage of sales in both Europe and North America, resulting from a change in product mix primarily during the second half of 2004. This mix included programs with higher material content than the prior year, as well as increased revenues from new programs, which typically have higher material and labor costs in the early stages of production.

Operating Expenses

Operating expenses for the year ended December 31, 2004 decreased by $2.1 million, or 7.3%, to $25.9 million from $28.0 million for the year ended December 31, 2003. As a percentage of sales, operating expenses decreased significantly to 17.5% from 25.0% in the prior year.

The net decrease in operating expenses of $2.1 million was primarily due to one-time Cherokee Europe restructuring costs of $4.5 million recorded in June 2003 (described below) and a decrease in stock compensation expense of $0.7 million. These decreases were partially offset by increases in engineering and development, selling and marketing, and general and administrative expenses of $0.2 million, $1.6 million and $1.4 million, respectively. These increased expenses were incurred primarily to support the significantly higher sales volume and related business activities compared to a year ago, as well as the additional expenses associated with being a public company. Of these increases, approximately $1.0 million was attributable to a stronger Euro versus the year ended December 31, 2003, $0.5 million was attributable to higher sales commissions, $0.5 million was attributable to increased insurance costs primarily for directors and officers liability, and $0.4 million was attributable to professional fees and public company expenses. Increases in payroll and related costs were substantially offset by decreases in incentive compensation in 2004.

Restructuring Costs

During 2003, we implemented a restructuring plan involving the elimination of a number of operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. Pursuant to the restructuring plan, we recorded a charge for restructuring costs of $4.5 million for the year ended December 31, 2003. The restructuring costs were comprised entirely of one-time termination benefits to be paid through 2010. We believe our remaining accrual of $1.8 million will be sufficient to cover any remaining liabilities associated with this restructuring plan.

The following is a breakdown of the Cherokee Europe restructuring accrual for the period January 1, 2003 through December 31, 2004 (in thousands):

Balance as of January 1, 2003	$—
Provision	4,474
Payments	(1,942)
Foreign exchange rate change	282
Balance as of December 31, 2003	2,814
Provision	(54)
Payments	(1,122)
Foreign exchange rate change	129
Balance as of December 31, 2004	$1,767

Stock Compensation Expense

Stock compensation expense for the year ended December 31, 2004 decreased $0.8 million, or 75.4%, to $0.2 million from $1.0 million for the year ended December 31, 2003.

In 2004, we recorded stock compensation expense of $0.2 million primarily in connection with the retirement of our former Chairman. In 2003, we issued 140,677 shares of common stock to management for services rendered. In addition, we issued 12,824 shares of common stock to the management of Cherokee Europe for achieving specified financial performance targets during the second half of 2003, and shares related to the achievement of these performance targets were issued in 2004. As a result, we recorded stock compensation in the year ended December 31, 2003 of $1.0 million, which represented the estimated fair value of these shares as of the historical or proposed issuance date.

Operating Income

As a result of the factors discussed above, operating income increased by approximately 304.0%, or $13.9 million, to $18.4 million for the year ended December 31, 2004 from $4.6 million for the year ended December 31, 2003. Operating margin increased to 12.4% from 4.1% in the prior year. Operating income for the year ended December 31, 2003 included the effect of the Cherokee Europe restructuring costs of $4.5 million and stock compensation expense of $1.0 million.

Interest Expense

Interest expense for the year ended December 31, 2004 was $5.2 million compared to $17.0 million for the year ended December 31, 2003. The $11.8 million decrease in interest expense was due to the repayment of $73.2 million of certain outstanding indebtedness and accrued interest, and the conversion to equity of our senior convertible notes, in connection with our initial public offering in February 2004.

Other Income, Net

Other income, net for the year ended December 31, 2004 was $0.05 million compared to $1.2 million for the year ended December 31, 2003. Other income, net for the year ended December 31, 2003 included a gain on the sale of land of $0.4 million and foreign currency exchange gains of $0.6 million.

Income Taxes

Provision for income taxes for the year ended December 31, 2004 increased by $1.6 million to $2.8 million, compared to $1.2 million for the year ended December 31, 2003.

Provision for income taxes of $2.8 million for the year ended December 31, 2004 reflects an effective tax rate of 21.1%. The increase in both the provision for income taxes and effective tax rate from 2003 was due largely to shifts in the geographical mix of income for 2004 and reflects taxable income in Belgium as we no longer had net operating losses available in Belgium in 2004. Income generated in the United States during 2004 was fully offset by the utilization of deferred tax assets, resulting in the relatively low effective tax rate for the year. See further discussion of the income tax provision and net operating loss carryforwards in Note 14 to the accompanying consolidated financial statements. Provision for income taxes for the year ended December 31, 2003 of $1.2 million was primarily due to an accrual for an estimated tax liability relating to an audit assessment by the India tax authorities for previous years.

Net Income (Loss)

As a result of the factors discussed above, we recorded net income of $10.4 million for the year ended December 31, 2004, compared to a net loss of $12.4 million during the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales

Net sales increased by approximately 16.3%, or $15.7 million, to $111.9 million for the year ended December 31, 2003 from $96.3 million for the year ended December 31, 2002.

This sales increase was primarily due to sales to three new customers aggregating $12.0 million during the current year, mainly in the computing and storage market, and a favorable foreign currency exchange rate effect of $7.3 million due to a stronger Euro, partially offset by lower sales of $7.2 million related to a fixed quantity project for a customer of Cherokee Europe that was completed in November 2002.

Gross Profit

Gross profit increased by approximately 26.7%, or $6.9 million, to $32.5 million for the year ended December 31, 2003 from $25.7 million for the year ended December 31, 2002. Gross margin for the year ended December 31, 2003 increased to 29.1% from 26.7% in the prior year.

Of the $6.9 million increase in gross profit, $4.2 million was attributable to the higher sales level and the remaining portion was attributable to the increased gross margin. The increase in gross margin was primarily due to lower material and direct labor costs as a percentage of sales. Material costs as a percentage of sales decreased by 1.4%, which resulted primarily from negotiated price decreases with suppliers and lower costs of material due to efforts to redesign products and standardize components.

Operating Expenses

Operating expenses for the year ended December 31, 2003, excluding Cherokee Europe restructuring costs of $4.5 million and stock compensation expense of $1.0 million, increased by approximately 24.1%, or $4.4 million, to $22.5 million from $18.2 million for the year ended December 31, 2002. As a percentage of sales, operating expenses increased to 20.1% from 18.8% in the prior year.

The increase in operating expenses was primarily attributable to the foreign currency exchange rate effect of $1.6 million due to a stronger Euro in 2003, and to increases in engineering and development expenses of $1.3 million and selling and marketing expenses of $0.7 million, which increases were primarily to support the higher sales levels, additional design wins and new product introductions.

Restructuring Costs

During 2003, we implemented a restructuring plan involving the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. As of September 30, 2003 we completed all of these terminations. Pursuant to the Cherokee Europe restructuring plan, we recorded a charge for restructuring costs of $4.5 million for the year ended December 31, 2003. The restructuring costs are comprised entirely of one-time termination benefits to be paid through 2010, and were determined by local labor laws and union labor negotiations. We paid $1.9 million of these costs through December 31, 2003.

Stock Compensation Expense

In July 2003, we issued 140,677 shares of common stock to management for services rendered. In addition, we issued 12,824 shares of common stock to the management of Cherokee Europe for achieving specified financial performance targets during the second half of 2003. We recorded stock compensation expense for the achievement of both of these performance targets in the year ended December 31, 2003 of $1.0 million, which represents the estimated fair value of these shares as of the issuance date.

Operating Income

As a result of the factors discussed above, operating income decreased by approximately 39.6%, or $3.0 million, to $4.6 million for the year ended December 31, 2003 from $7.5 million for the year ended December 31, 2002. Operating margin decreased to 4.1% from 7.8% in the prior year. Excluding the effect of the Cherokee Europe restructuring costs of $4.5 million and stock compensation expense of $1.0 million recorded in 2003, operating income increased by approximately 32.8%, or $2.5 million, to $10.0 million for the year ended December 31, 2003, and the operating margin was 9.0%.

Interest Expense

Interest expense for the year ended December 31, 2003 was $17.0 million compared to $14.8 million for the year ended December 31, 2002. The $2.2 million increase in interest expense was primarily due to higher debt levels compared to the prior year and the effect of higher interest rates resulting from the Restructuring Transactions.

Income Taxes

The provision for income taxes for the year ended December 31, 2003 was $1.2 million compared to $0.1 million for the year ended December 31, 2002. The increased tax provision reflects the accrual of an estimated tax liability relating to an audit assessment by the India tax authorities for previous years.

Goodwill Impairment

In compliance with the requirements of SFAS No. 142, we completed our transitional impairment test as of January 1, 2002. Based on discounted cash flow and industry market multiple valuation methodologies, we determined the carrying value of Cherokee Europe exceeded its fair value. Based on this valuation, and unfavorable economic trends in the industries in which Cherokee Europe operates, we concluded that goodwill in the amount of $34.6 million was impaired. Accordingly, we recorded a non-cash charge of $34.6 million to reduce the carrying value of our goodwill. Such impairment charge is reflected as the cumulative effect of a change in accounting principle as of January 1, 2002.

Net Loss

As a result of the factors discussed above, we recorded a net loss of $12.4 million for the year ended December 31, 2003, compared to a net loss of $11.0 million before the cumulative effect of a change in accounting principle for goodwill impairment. Net loss including the cumulative effect of a change in accounting principle was $45.6 million for the year ended December 31, 2002.

Liquidity and Capital Resources

We expect our liquidity requirements will be primarily for working capital and capital expenditures. We have historically financed our capital needs with cash from operations supplemented by borrowings from credit facilities and debt issuances. As of December 31, 2004, we had cash and cash equivalents of $14.6 million, short-term investments of $4.2 million and borrowing availability of $12.9 million under our existing revolving credit facility. We believe these amounts, together with cash flow from operations, are sufficient to meet our cash requirements for at least the next twelve months.

We completed our initial public offering of 6,600,000 shares of our common stock on February 25, 2004. The net proceeds from the offering were $86.5 million. We used approximately $73.2 million of the net proceeds to repay outstanding indebtedness, including certain term loans, our old revolving credit facility, our second lien notes, related interest on these obligations, as well as accrued interest and interest added to the principal amount of our senior convertible notes. The remainder of the net proceeds is held in cash and cash equivalents and short-term investments, and is reflected in our cash and cash equivalents increase of $9.7 million for the year ended December 31, 2004.

Net cash provided by operating activities for the year ended December 31, 2004 was $4.0 million. For the year ended December 31, 2003, net cash used in operating activities was $4.8 million, and for the year ended December 31, 2002, net cash provided by operating activities was $5.2 million. This increase in net cash provided by operating activities for the year ended December 31, 2004 was primarily due to our $10.4 million in net income, which reflected a significant increase in sales and business activity from the prior year. This amount was partially offset by increases in accounts receivable and inventories, which were also the result of the increased sales and business activity compared to the prior year, a decrease in accrued liabilities and accrued restructuring costs due mainly to payments for professional fees and restructuring costs, a decrease in accrued compensation and benefits due primarily to a reduction in incentive compensation for 2004 compared to the prior year, and a decrease in accrued interest payable and other long-term obligations due to the payment of accrued and paid-in-kind interest with a portion of the net proceeds from our initial public offering. The decrease in cash provided by operating activities for the year ended December 31, 2003 primarily reflected a higher loss due to the restructuring of Cherokee Europe, as well as an increase of accounts receivable and inventories as a result of increased business activity compared to the prior year.

Net cash used in investing activities for the years ended December 31, 2004, 2003 and 2002 was $9.0 million, $0.8 million and $0.6 million, respectively. The increase in 2004 compared to prior years primarily reflects increased purchases of short-term investments, increased investments in manufacturing machinery and equipment, and the construction at Cherokee Europe related to the portion of the building destroyed by fire in 2004. The Company was fully insured at the replacement value for the destroyed items, subject to a $5,000 deductible. See additional disclosure in Note 15 to our accompanying consolidated financial statements.

Net cash provided by financing activities was $13.9 million in 2004, $2.2 million in 2003, and $0.5 million in 2002. In February 2004, we completed our initial public offering, which generated net proceeds after debt repayment and expenses of approximately $13.3 million. Net cash provided by financing activities for the year ended December 31, 2003 reflects net borrowings on our revolving line of credit.

Capital expenditures for the years ended December 31, 2004, 2003 and 2002 were $4.9 million, $2.0 million and $1.0 million respectively. Our capital expenditures have resulted primarily from investments in equipment to increase our manufacturing capacity and improve manufacturing efficiencies, and the replacement and construction of one of our buildings in Belgium destroyed in the fire. See additional disclosure in Note 15 to our accompanying consolidated financial statements. We expect capital expenditures to be between $8.0 million and $9.0 million in 2005, primarily as a result of our investment in a manufacturing facility and equipment in China.

Contractual Obligations

As of December 31, 2004, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility. We are required to make semi-annual interest payments to holders of the senior notes.

We have operating lease obligations relating to our facilities in Tustin and Irvine, California, and Bombay, India.

We have purchase commitments primarily with vendors and suppliers for the purchase of inventory, and for other goods, services, and equipment as part of the normal course of business. These commitments are generally evidenced by purchase orders that may or may not include cancellation provisions. Based on current expectations, we do not believe that any cancellation penalties we incur under these obligations would have a material adverse effect on our financial condition or results of operations.

The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of December 31, 2004 are as follows (in thousands):

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$—	$—	$—	$46,630	$—	$—	$46,630
Operating leases	1,456	1,502	1,513	1,482	497	—	6,450
Purchase order commitments	22,557	228	—	—	—	—	22,785
European restructuring	259	255	228	203	197	625	1,767
Long service award	20	54	107	208	330	1,358	2,077
Deferred compensation	—	—	—	—	—	701	701
Total	$24,292	$2,039	$1,848	$48,523	$1,024	$2,684	$80,410

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with our initial public offering, we amended our existing senior revolving credit facility with General Electric Capital Corporation. The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivables and inventory, which was $12.9 million at December 31, 2004. We plan to use funds available under this credit facility to finance working capital and other cash requirements as needed. The credit facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

The agreements governing the Credit Facility and our senior notes contain covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends, and contains a financial ratio test based on senior leverage. They also contain customary events of default, including defaults in the payment of principal or interest, defaults in the compliance with the covenants contained in the agreements governing our debt, cross defaults to other material debt and bankruptcy or other insolvency events.

As of December 31, 2004, we were in compliance with all of the financial covenants set forth in the principal agreements governing our debt. Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at December 31, 2004 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

Inflation

We do not believe that inflation has had a material impact on our financial position or results of operations.

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As we determined that we did not have any variable interest entities to which these interpretations apply, we adopted FIN 46R in the first quarter of 2004, and such adoption did not have a material impact on our financial statements.

In December 2003, the FASB released a revised Statement of Financial Accounting Standard No. 132R (“SFAS No. 132R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits”. The revised standard provides required disclosure for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. It also requires new interim disclosure regarding certain aspects of a company’s plans. The standard is effective for domestic plans for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. It was effective for foreign plans for fiscal years ending after June 15, 2004 and interim periods beginning after December 15, 2003. We have adopted the standard and have included the required disclosures in Note 12 to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory costs. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of this new standard may have on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS 123R (Revised 2004), “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the award on the date of grant. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). We currently disclose pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”—an amendment of APB Opinion No. 29. The amendments eliminate the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. The adoption of this SFAS 153 is not expected to have a material impact on our consolidated financial position and results of operations.

Quarterly Financial Data

QUARTERLY FINANCIAL DATA FOR THE
2004 AND 2003 QUARTERS (unaudited)
(in thousands, except per share amounts)

	2004 Quarter Ended,				2003 Quarter Ended,
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales	$36,832	$38,622	$36,375	$36,682	$21,041	$27,649	$30,130	$33,123
Gross profit	11,923	12,352	9,941	10,155	4,821	8,063	9,216	10,446
Operating income(loss)	5,675	6,003	3,127	3,619	(9)	(1,956) (a)	2,795	3,730
Net income (loss)	2,160	4,369	1,689	2,223	(3,330)	(6,397)	(2,404)	(301)
Basic net income (loss) per share	$.23	$.23	$.09	$.12	$(1.61)	$(3.09)	$(1.11)	$(.14)
Diluted net income (loss) per share(b)	$.20	$.22	$.09	$.11	$(1.61)	$(3.09)	$(1.11)	$(.14)

	2004 Quarter Ended,				2003 Quarter Ended,
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	32.4	32.0	27.3	27.7	22.9	29.2	30.6	31.5
Operating income (loss)	15.4	15.5	8.6	9.9	0.0	(7.1)	9.3	11.3
Net income (loss)	5.9	11.3	4.6	6.1	(15.8)	(23.1)	(8.0)	(0.9)

(a)     Includes the impact of $4.5 million of restructuring costs pursuant to the Cherokee Europe restructuring plan. See “Results of Operations—Year Ended December 31, 2003 Compared to Year Ended December 31, 2002—Restructuring Costs.”

(b)    The diluted loss per share calculation for each quarter in the year ended December 31, 2003 excludes the dilutive effect of stock options and warrants since the impact is anti-dilutive.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at December 31, 2004.

We had no variable rate debt outstanding at December 31, 2004. However, any debt we incur under the Credit Facility will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both recorded in Euros, thereby reducing the risk of foreign currency translations on our European operations. The effect of foreign currency exchange rate fluctuations on our operating results as of and for the year ended December 31, 2004, was not material. Historically, we have not actively engaged in exchange rate hedging activities.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cherokee International Corporation
Tustin, California

We have audited the accompanying consolidated balance sheets of Cherokee International Corporation  and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive operations, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cherokee International Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill And Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 30, 2005

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,585	$4,887
Short-term investments	4,178	91
Accounts receivable, net of allowance for doubtful accounts of $124 and $134 at December 31, 2004 and 2003, respectively	27,929	25,579
Inventories, net	28,278	24,932
Prepaid expenses and other current assets	2,056	1,842
Total current assets	77,026	57,331
Property and equipment, net	15,028	12,781
Deposits and other assets	965	250
Deferred financing costs, net of accumulated amortization of $104 and $298 at December 31, 2004 and 2003, respectively	476	536
Goodwill	6,317	6,317
	$99,812	$77,215
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$12,803	$12,854
Accrued liabilities	6,733	7,819
Accrued compensation and benefits	6,987	7,346
Accrued restructuring costs	259	1,144
Revolving line of credit	—	6,132
Current portion of long-term debt	—	2,562
Current portion of capital lease obligations	—	848
Total current liabilities	26,782	38,705
Long-term debt, net of current portion	24,485	48,992
Long-term debt payable to affiliates	22,145	113,901
Total long-term debt	46,630	162,893
Other long-term obligations	4,266	5,585
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,206,207 and 2,213,754 shares issued and outstanding at December 31, 2004 and 2003, respectively	19	2
Paid-in capital	183,713	43,710
Accumulated deficit	(165,666)	(176,107)
Accumulated other comprehensive income	4,068	2,427
Net stockholders’ equity (deficit)	22,134	(129,968)
	$99,812	$77,215

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2004	2003	2002
Net sales	$148,511	$111,943	$96,293
Cost of sales	104,140	79,397	70,598
Gross profit	44,371	32,546	25,695
Operating Expenses:
Engineering and development	9,082	8,905	6,997
Selling and marketing	7,896	6,253	5,171
General and administrative	8,726	7,364	5,982
Restructuring costs	—	4,474	—
Stock compensation expense	243	990	—
Total operating expenses	25,947	27,986	18,150
Operating income	18,424	4,560	7,545
Interest expense	(5,234)	(17,028)	(14,801)
Debt restructuring costs	—	—	(3,204)
Other income (expense), net	47	1,187	(431)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	13,237	(11,281)	(10,891)
Provision for income taxes	2,796	1,151	120
Net income (loss) before cumulative effect of a change in accounting principle	10,441	(12,432)	(11,011)
Cumulative effect of a change in accounting principle: goodwill impairment	—	—	(34,600)
Net income (loss)	$10,441	$(12,432)	$(45,611)
Net income (loss) per share
Basic	$0.62	$(5.83)
Diluted	$0.62	$(5.83)
Weighted average shares outstanding
Basic	16,761	2,132
Diluted	18,639	2,132

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE OPERATIONS
(In Thousands, Except Shares)

	Class A		Class B		Common Stock		Paid-In	Accumulated	Accumulated Other Comprehensive	Net Stockholders’ Equity	Comprehensive
	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)	Operations
BALANCE, December 31, 2001	89,146	$ 354	9,239,760	$ 37,038	—	$ —	$ 5,330	$ (118,064)	$ (790)	$ (76,132)
Components of comprehensive income (loss):
Net loss for period January 1, 2002 to November 27, 2002								(42,200)		(42,200)	$ (42,200)
Foreign currency translation for the period January 1, 2002 to November 27, 2002									1,941	1,941	1,941
Recapitalization	(89,146)	(354)	(9,239,760)	(37,038)	2,073,077	2	37,390
Net loss for period November 28, 2002 to December 31, 2002								(3,411)		(3,411)	(3,411)
Foreign currency translation for the period November 28, 2002 to December 31, 2002									191	191	191
BALANCE, December 31, 2002	—	—	—	—	2,073,077	2	42,720	(163,675)	1,342	(119,611)	$ (43,479)
Issuance of common stock					140,677		990			990
Components of comprehensive income (loss):
Net loss								(12,432)		(12,432)	$ (12,432)
Foreign currency translation									1,085	1,085	1,085
BALANCE, December 31, 2003	—	—	—	—	2,213,754	2	43,710	(176,107)	2,427	(129,968)	$ (11,347)
Issuance of common stock					12,821
Issuance of common stock in connection with initial public offering					6,600,000	7	86,463			86,470
Conversion of senior convertible debt into common stock					6,283,796	6	53,364			53,370
Exercise of warrants					4,071,114	4	4			8
Issuance of common stock under employee stock plans					24,722		172			172
Components of comprehensive income (loss):
Net income								10,441		10,441	$ 10,441
Foreign currency translation									1,641	1,641	1,641
BALANCE, December 31, 2004	—	$ —	—	$ —	19,206,207	$ 19	$ 183,713	$ (165,666)	$ 4,068	$ 22,134	$ 12,082

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,441	$(12,432)	$(45,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,207	3,594	3,445
Amortization of deferred financing costs	150	311	1,125
Stock-based compensation	243	990	—
Pay-in-kind interest converted to debt	—	12,099	—
(Gain) loss on sale / disposition of fixed assets	2	(367)	—
Gain on debt restructuring	—	—	(2,116)
Write-off of deferred financing costs	224	—	2,482
Cumulative effect of a change in accounting principle:
Goodwill impairment	—	—	34,600
Deferred income taxes	37	(18)	316
Other, net	—	(19)	—
Net change in operating assets and liabilities:
Accounts receivable, net	(1,150)	(7,249)	2,628
Inventories, net	(2,693)	(7,936)	6,896
Prepaid expenses and other current assets	(142)	(681)	151
Deposits	(715)	291	(183)
Accounts payable	(674)	4,624	(1,680)
Accrued liabilities and restructuring	(2,067)	(1,700)	3,267
Accrued compensation and benefits	(988)	1,592	(642)
Accrued interest payable	(296)	(1,527)	58
Other long-term liabilities	(1,600)	3,623	425
Net cash provided by (used in) operating activities	3,979	(4,805)	5,161
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,925)	(1,962)	(1,027)
Net sales (purchases) of short-term investments	(4,087)	672	392
Proceeds from sale of land	—	516	—
Net cash used in investing activities	(9,012)	(774)	(635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	11,301	70,638	8,003
Payments on revolving lines of credit	(17,433)	(64,572)	(21,596)
Payments on obligations under capital leases	(893)	(1,363)	(1,216)
Payments on long-term debt	(65,519)	(2,537)	(28,317)
Borrowings on long-term debt	—	—	44,490
Deferred financing costs	(249)	—	(834)
Net proceeds from sale of common stock	86,470	—	—
Proceeds form exercise of warrants, options and employee stock purchases	180	—	—
Net cash provided by financing activities	13,857	2,166	530
Cash effect of exchange rate changes	874	(204)	856
Net increase (decrease) in cash and cash equivalents	9,698	(3,617)	5,912
Cash and cash equivalents, beginning of period	4,887	8,504	2,592
Cash and cash equivalents, end of period	$14,585	$4,887	$8,504
SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$5,156	$3,433	$13,617
Cash paid during the year for income taxes	$2,782	$254	$302
Conversion of senior convertible notes into common stock	$53,370	$—	$—

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.   ORGANIZATION

Cherokee International Corporation reorganized from a California limited liability company and consummated a debt restructuring (the “Restructuring”) through a series of transactions collectively referred to as the “Transactions” in November 2002. On November 26, 2002, Cherokee International, LLC, a California limited liability company (the “LLC”), merged with and into Cherokee International Corporation, a Delaware Corporation (the “Company”), with the Company as the surviving entity pursuant to the Agreement and Plan of Merger (“Merger Agreement”). References herein to “Cherokee” and “the Company” refer to Cherokee International, LLC and its consolidated subsidiaries prior to the reorganization and Cherokee International Corporation and its consolidated subsidiaries after the reorganization, and all references to common stock for periods before the reorganization mean our then-issued and outstanding membership interests. As a result of the Transactions, the former unit holders of the LLC became stockholders of the Company, with each of them receiving a number of shares based on their percentage ownership in the LLC. Prior to this exchange, the Company had no operating assets or liabilities and had not yet conducted any operations. On November 27, 2002, as part of the Transactions, the Company amended its previous credit facility, issued $41.0 million of Second Lien Notes, and completed an exchange offer with respect to $100.0 million of its 10½% Senior Subordinated Notes for $53.4 million of 12% Pay-In-Kind Senior Convertible Notes, $46.6 million of 5.25% Senior Notes and warrants to purchase shares of the Company’s common stock.

2.   GENERAL

Line of Business

Cherokee International Corporation (the “Company”) is a designer and manufacturer of power supplies for original equipment manufacturers (OEMs). Its advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets.

Initial Public Offering

The Company completed its initial public offering of 6,600,000 shares of its common stock, par value $0.001 per share (“Common Stock”), on February 25, 2004, at a price of $14.50 per share. The net proceeds to the Company from this offering after paid and accrued offering costs of $9.2 million were $86.5 million. The Company used approximately $73.2 million of the net proceeds to repay certain outstanding indebtedness and accrued interest. Immediately prior to the consummation of the offering, the Company completed a 1-for-3.9 reverse stock split of its outstanding Common Stock. All share, per share and conversion amounts relating to common stock, Class A units, Class B units, warrants and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the reverse stock split for all periods presented. Also in connection with the offering, the Company issued 6,283,796 shares of Common Stock upon conversion of the original principal amount of its outstanding senior convertible notes of $53.4 million, and issued 4,071,114 shares of Common Stock upon the exercise of outstanding warrants.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Cherokee Europe SCA and related entities (“Cherokee Europe”), Cherokee Electronica, S.A. DE C.V. (“Electronica”), Cherokee India Pvt. Ltd. (“India”), and Powertel India Pvt. Ltd. (“Powertel”). Intercompany accounts and transactions have been eliminated.

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

Fiscal Year

The Company’s fiscal years 2004, 2003 and 2002 ended on January 2, 2005, December 28, 2003, and December 29, 2002, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on December 31st. The fiscal year ending January 2, 2005 includes 53 weeks, while the years ended December 28, 2003 and December 29, 2002 consist of 52 weeks.

Translation of Foreign Currencies

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of Cherokee Europe is the Euro. The functional currency of Electronica, India and Powertel is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars. Translation adjustments related to Cherokee Europe are reflected as a component of stockholders’ equity (deficit) in other comprehensive operations.

Cash and Cash Equivalents

All highly liquid debt instruments purchased with an original maturity date of three months or less are considered to be cash equivalents.

Short-Term Investments

Short-term investments consist principally of bank certificates of deposit and auction rate securities with original maturity dates of approximately three to twelve months. These investments are available-for-sale and all unrealized gains and losses are insignificant for all periods presented.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following amounts, net of reserves for obsolescence (in thousands):

	December 31, 2004	December 31, 2003
Raw material	$20,788	$16,244
Work-in-process	4,741	4,662
Finished goods	2,749	4,026
	$28,278	$24,932

As of December 31, 2004 and December 31, 2003, the reserve for inventory obsolescence was $4.5 million and $4.2 million, respectively.

Property and Equipment

Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	5-20 years
Machinery and equipment	5-10 years
Dies, jigs and fixtures	3 years
Computers, software, office equipment and furniture	3-5 years
Automobiles and trucks	5 years
Leasehold improvements	Lesser of 5 years or lease term

Deferred Financing Costs

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

Net deferred financing costs are comprised of the following as of December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2004	December 31, 2003
Deferred financing costs	$580	$834
Accumulated amortization	(104)	(298)
Deferred financing costs, net	$476	$536

During the year ended December 31, 2004, the Company wrote-off unamortized deferred financing costs of $0.2 million and fully amortized deferred financing costs of $0.3 million, as a result of the repayment of outstanding indebtedness in connection with the initial public offering.

Goodwill

The Company adopted SFAS No. 142, “Goodwill And Other Intangible Assets”, effective January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually, or more frequently, when events or circumstances indicate that their carrying value may be impaired. The Company performs its impairment test annually at the end of the third quarter.

In compliance with the requirements of SFAS No. 142, the Company has determined that its reporting units consist of two operating segments, which are Cherokee North America consisting of the United States, Mexico, and India operations and Cherokee Europe. All goodwill has been assigned to the Cherokee Europe reporting unit. The Company completed its transitional impairment test as of January 1, 2002. In performing the transitional impairment test, management considered a number of factors, including an independent valuation utilizing discounted cash flow and industry market multiple valuation methodologies, and concluded that the carrying value of the Cherokee Europe reporting unit exceeded its fair value. Based on the above, which were impacted by unfavorable economic conditions and reduced capital spending, particularly in the information technology and communications equipment industries in which Cherokee Europe operates, macroeconomic factors particular to Europe and unfavorable global economic conditions, the Company concluded that goodwill in the amount of $34.6 million was impaired. Accordingly, the Company recorded a non-cash charge of $34.6 million to reduce the carrying value of its goodwill to $6.3 million. Such impairment charge was reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. Based on management’s assessment of improving conditions in the European marketplace and independent valuations utilizing discounted cash flow and industry market multiple valuation methodologies, there were no events or circumstances for the years ended December 31, 2004 and 2003 that indicated additional impairment, and no further impairment was recorded.

The changes in carrying amount of goodwill for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

Balance as of December 31, 2001	$40,917
Impairment loss	(34,600)
Balance as of December 31, 2004, 2003 and 2002	$6,317

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2004, 2003 and 2002.

Fair Value of Financial Instruments

The amounts recorded for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The amounts recorded for long-term debt, borrowings under revolving lines of credit and capital lease obligations approximate fair value, as interest is tied to or approximates market rates.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carryforwards to the extent they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period. A deferred tax asset valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized. As of December 31, 2004, deferred tax assets include $38.5 million relating to a tax basis step up from a recapitalization transaction in 1999 and $15.0 million of net operating loss carryforwards. The Company has recorded a full valuation allowance against its deferred tax assets.

The provision for income taxes of $2.8 million for the year ended December 31, 2004 reflects estimated taxable income in Belgium after fully using available net operating losses relating to Belgium in 2004. Income generated in the United States during 2004 is expected to be fully offset by available net operating losses, resulting in the relatively low effective tax rate for the year.

Revenue Recognition

Revenues from product sales are recognized upon passage of title and shipment of products to customers, in accordance with the shipping terms specified in the arrangement with the customer (i.e. FOB shipping point).

The Company has entered into arrangements with certain customers whereby products are delivered to a third party warehouse location and customers take delivery of these products within a specified time period. Revenues from these sales are recognized upon ultimate delivery of the products to the customer and when title has passed. The Company offers a one year warranty for defective products. Warranty charges have been insignificant during the periods presented.

Credit Risk

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses.

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

The table below reconciles net income (loss) as reported and pro forma net income (loss) had compensation expense been determined using the provisions of SFAS No. 123 for the three years ended (in thousands except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$10,441	$(12,432)	$(45,611)
Stock-based employee compensation related to stock options included in net income (loss), net of tax	243	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(853)	(161)	(426)
Net income (loss)—pro forma	$9,831	$(12,593)	$(46,037)
Net income (loss) per share, as reported:
Basic	$0.62	$(5.83)
Diluted	$0.62	$(5.83)
Pro forma net income (loss) per share:
Basic	$0.59	$(5.91)
Diluted	$0.58	$(5.91)

For purposes of computing pro forma net income (loss), the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable, while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. The Company calculates volatility and estimates the expected life of its stock options based upon historical data.

The weighted average assumptions used to value option grants during year ended December 31, 2004 were: expected stock price volatility of 53%; risk-free interest rate of 3.49%; no dividends; and expected lives of five years. The assumptions used for the year ended December 31, 2003 were: expected stock price volatility of zero; risk-free interest rate of 2.73%; no dividends; and expected lives of five years.

Since its inception on February 16, 2004, 400,000 shares of common stock had been reserved for issuance under the 2004 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, our employees, nearly all of whom are eligible to participate, can choose to have up to a maximum of 15% of their eligible annual base earnings withheld, subject to an annual maximum of $25,000 or 2,100 shares per offering period, to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing price at the beginning of each six-month offering period or at the end of each six-month offering period. The Company accounts for its ESPP under APB Opinion No. 25 and does not recognize compensation cost related to employee purchase rights under this plan.

Segment Information

The Company is a designer and manufacturer of power supplies for OEMs in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. Operating segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its CEO) in deciding how to allocate resources and assessing performance. The Company’s operating segments consist of the United States, Mexico, and India operations of Cherokee North America and Cherokee Europe. These operating segments have been aggregated into a single reporting segment based on their similar economic characteristics and common operating characteristics, including comparable gross profit margins and common products, production processes, customers, distribution channels and regulatory requirements.

Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. With respect to variable interest entities created before January 31, 2003, in December 2003 the FASB issued FIN 46R which, among other things, revised the implementation date to first fiscal years or interim periods ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. As the Company determined that it did not have any variable interest entities to which these interpretations apply, the Company adopted FIN 46R in the first quarter of 2004, and such adoption did not have a material impact on its financial statements.

In December 2003, the FASB released a revised Statement of Financial Accounting Standard No. 132R (“SFAS No. 132R”), “Employer’s Disclosure about Pensions and Other Postretirement Benefits”. The revised standard provides required disclosure for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. It also requires new interim disclosure regarding certain aspects of a company’s plans. The standard is effective for domestic plans for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. It was effective for foreign plans for fiscal years ending after June 15, 2004 and interim periods beginning after December 15, 2003. The Company has adopted the standard and has included the required disclosures in Note 12 to the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”—an amendment of ARB No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory costs. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the effect that the adoption of this new standard may have on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123R (Revised 2004), “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the award on the date of grant. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The Company currently discloses pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”—an amendment of APB Opinion No. 29. The amendments eliminate the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on the Company.

4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Land	$1,930	$1,806
Buildings and improvements	5,791	5,525
Machinery and equipment	22,096	18,739
Dies, jigs and fixtures	534	448
Computers, software, office equipment and furniture	2,672	2,139
Automobiles and trucks	207	192
Leasehold improvements	4,626	4,364
Construction in progress	1,158	29
	39,014	33,242
Less accumulated depreciation and amortization	(23,986)	(20,461)
	$15,028	$12,781

As of December 31, 2004, there were no assets under capital lease agreements and all such assets had been fully amortized. As of December 31, 2003, included in property and equipment are assets under capital leases of $5.5 million and accumulated amortization of $4.8 million. Depreciation expense, including amortization of assets under capital lease agreements, for the years ended December 31, 2004 and 2003 was $3.2 million and $3.6 million, respectively.

5.   NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share is based upon the weighted average number of common and potential shares of common stock for each period presented. Potential common shares include the dilutive effect of stock options and warrants under the treasury stock method and senior convertible notes under the if-converted method. For purposes of the diluted earnings per share calculation for the year ended December 31, 2004, the senior convertible notes are assumed to have been converted at the beginning of the period, and as a result, net income has been increased by $1.0 million for the reduction in interest expense related to the senior convertible notes. The diluted loss per share calculation for the year ended December 31, 2003 excludes the dilutive effect of stock options and warrants since the impact is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$10,441	$(12,432)	$(45,611)
Adjustment for interest expense on senior convertible notes	1,036	—	—
Net income (loss), adjusted	$11,477	$(12,432)	$(45,611)
Shares:
Weighted-average common shares outstanding—basic	16,761	2,132
Effect of dilutive securities:
Senior convertible notes and warrants	1,479	—
Outstanding stock options	399	—
Weighted-average common shares outstanding—diluted	18,639	2,132
Net income (loss) per share:
Basic	$0.62	$(5.83)
Diluted	$0.62	$(5.83)

6.    DEBT

Long-term debt consists of the following at December 31, 2004 and 2003 (in thousands):

	December 31, 2004	December 31, 2003
Term loans	$—	$12,463
14.5% second lien notes	—	46,652
5.25% senior notes	46,630	46,630
12% senior convertible notes	—	59,774
	46,630	165,519
Less debt discount	—	(64)
Total long-term debt, net of debt discount	46,630	165,455
Less current portion	—	(2,562)
Total long-term debt	$46,630	$162,893

Presented below is the Company’s long-term debt and long-term debt payable to affiliates at December 31, 2004 and 2003 (in thousands):

	December 31, 2004	December 31, 2003
Long-term debt:
Current	$—	$2,562
Non-current	24,485	48,992
Long-term debt payable to affiliates:
Current	—	—
Non-current	22,145	113,901
Total long-term debt, net of debt discount	$46,630	$165,455

As of December 31, 2004, all of the Company’s long-term debt is scheduled to be repaid in 2008.

In connection with the Company’s initial public offering, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $12.9 million at December 31, 2004. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios. As of December 31, 2004, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

As of December 31, 2004, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior notes.

Cherokee Europe maintains a working capital line of credit of approximately $4.1 million with a Belgian bank, BBL, which is denominated in Euros, is collateralized by a pledge in first and second rank over a specific amount of business assets, which requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancellable at any time. As of December 31, 2004, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Long-term portion of European restructuring cost liabilities	$1,508	$1,670
Long service award liabilities	2,057	1,515
Interest payable related to the Second Lien Notes and Senior Convertible Notes	—	2,400
Deferred compensation	701	—
	$4,266	$5,585

Estimated payments required under other long-term obligations as of December 31, 2004 are as follows (in thousands):

	European Restructuring	Long Service Award
2005	$259	$20
2006	255	54
2007	228	107
2008	203	208
2009	197	330
Thereafter	625	1,358
Subtotal	1,767	2,077
Less current portion	(259)	(20)
	$1,508	$2,057

The timing of payments required under deferred compensation is not determinable.

8.   DEBT RESTRUCTURING COSTS

During the year ended December 31, 2002, the Company recorded debt restructuring costs of approximately $3.2 million. This amount is comprised of the following (i) the write-off of previously capitalized financing costs of $2.5 million as a result of the Transactions in November 2002 and (ii) costs of $2.8 million incurred in restructuring the Company’s debt as part of the Transactions that did not qualify to be capitalized. These amounts were partially offset by approximately $2.1 million of a gain on the debt restructuring.

9.   CHEROKEE EUROPE RESTRUCTURING

In June 2003, the Company received approval for a restructuring plan (the “European Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium. The European Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. All of the terminations were completed in 2003. Pursuant to the European Restructuring, the Company recorded a restructuring charge of $4.5 million in operating expenses in the consolidated statement of operations for the year ended December 31, 2003. The European Restructuring costs are comprised entirely of one-time termination benefits to be paid through 2010. The Company paid

$1.1 million  and $1.7 million in benefits during the years ended December 31, 2004  and December 31, 2003 respectively, under the European Restructuring plan.

A reconciliation of the European Restructuring accrual for the year ended December 31, 2004 is as follows (in thousands):

Balance as of January 1, 2003	$—
Provision	4,474
Payments	(1,942)
Foreign exchange rate effect	282
Balance as of December 31, 2003	$2,814
Provision	(54)
Payments	(1,122)
Foreign exchange rate effect	129
Balance as of December 31, 2004	1,767
Less current portion	(259)
Due after one year	$1,508

10.   COMMITMENTS AND CONTINGENCIES

The Company leases certain of its manufacturing facilities under non-cancelable operating leases through 2009. One of the manufacturing facilities is leased from an entity controlled by a former director of the Company. Rental expense for the years ended December 31, 2004, 2003 and 2002 totaled approximately $1.4 million, $1.4 million and $1.2 million ($1.1 million, $1.0 million and $1.0 million to an entity controlled by a former director), respectively.

As of December 31, 2004, the Company no longer has any capital lease contracts. A summary of the Company’s operating lease commitments as of December 31, 2004 is as follows (in thousands):

Year ending December 31:
2005	$1,456
2006	1,502
2007	1,513
2008	1,482
2009	497
Thereafter	—
Total minimum lease payments	$6,450

As of December 31, 2004, total future minimum payments for operating leases aggregated $6.5 million, of which $4.7 million is payable to an entity controlled by a former director of the Company.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of December 31, 2004.

11.   STOCKHOLDERS’ EQUITY (DEFICIT)

Capitalization

In July 2003, the Company issued 140,677 shares of Common Stock to management, with an estimated fair value of $5.85 per share as of the date of issuance, for services rendered. In addition, the Company issued 12,824 shares of Common Stock, with an estimated fair value of $13.00 per share as of the issuance date, to the management of Cherokee Europe for achieving specified financial performance targets during the second half of 2003. As a result, the Company recorded stock compensation expense of $1.0 million in 2003, representing the estimated fair value of these shares.

On February 25, 2004, the Company closed the sale of 6,600,000 shares of our Common Stock at a price of $14.50 per share in a firm commitment underwritten initial public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-110723), which the Securities and Exchange Commission declared effective on February 19, 2004. Also in connection with our initial public offering, the Company issued 10,354,910 shares in connection with the conversion of senior convertible notes into Common Stock.

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (“the 2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s Common Stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the company granted 1,087,327 stock options thereunder. The options typically vest over a four-year period, have a 10 year contractual life and ranged in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and will no longer be granting options pursuant to the 2002 Stock Option Plan. As of December 31, 2004, 6,056 shares have been issued under the 2002 Stock Option Plan.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the ‘‘2004 Plan’’). The 2004 Plan provides that a total of 800,000 shares of the Company’s Common Stock are reserved for issuance under the 2004 Plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. During 2004 the Company granted options to purchase 199,000 shares of common stock under the 2004 Plan, which included 60,000 options issued as partial compensation to non-employee directors. As of December 31, 2004 no shares have been issued under the 2004 Plan.

Information with respect to stock option activity and stock options outstanding under both stock option plans is as follows:

	Number of Shares	Option Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2003	—	$ —	$—
Options granted (weighted average fair value of $0.59 per share)	1,087,327	$5.85 – 10.34	$6.74
Options exercised	—	—	—
Options forfeited	(6,410)	$5.85 – 10.34	$6.75
Options outstanding, December 31, 2003	1,080,917	$5.85 – 10.34	$6.78
Options granted (weighted average fair value of $6.57 per share)	527,320	$6.96 – 14.50	$13.32
Options exercised	(6,056)	$5.85 – 10.34	$6.42
Options forfeited	(167,417)	$5.85 – 14.50	$7.72
Options outstanding, December 31, 2004	1,434,764	$5.85 – 14.50	$9.05
Options exercisable at December 31, 2004	500,143	$5.85 – 10.34	$7.12

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 5.85 – 8.07	784,543	8.66	$5.96	358,908	$5.85
$10.34	191,401	8.58	$10.34	141,235	$10.34
$11.31 – 12.37	105,000	9.50	$11.36	—	$—
$14.50	353,820	9.13	$14.50	—	$—
	1,434,764	8.83	$9.05	500,143	$7.12

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the ‘‘ESPP’’). The ESPP provides that a total of 400,000 shares of Common Stock are reserved for issuance under the plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. The ESPP, which is intended to qualify as an ‘‘employee stock purchase plan’’ under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 (beginning in the year 2005) and November 15 (beginning in the year 2004) and ending on the last trading day on or before November 14 or May 14, respectively. The Company’s Compensation Committee of the Board of Directors oversees the ESPP administration. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions as defined. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Company’s Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. As of December 31, 2004, 18,666 shares have been issued under the ESPP.

Deferred Compensation Plan

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years. As of December 31, 2004, the Company has recorded a liability of $0.7 million for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions for the year ended December 31, 2004.

12.   RETIREMENT PLANS

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan (in thousands):

	Years Ended December 31,
	2004	2003	2002
Change in Benefit Obligation:
Benefit obligation, beginning of period	$4,596	$3,556	$2,756
Benefits paid	(13)	(654)	(64)
Effect of exchange rate changes	539	676	524
Service cost	138	123	92
Plan participant’s contributions	114	93	85
Interest cost	244	213	163
Actuarial loss	368	589	—
Benefit obligation, end of period	$5,986	$4,596	$3,556
Change in Plan Assets:
Fair value of plan assets, beginning of period	$2,997	$2,659	$1,993
Benefits paid	(13)	(654)	(64)
Effect of exchange rate changes	335	470	387
Actual return on plan assets	60	285	122
Employer contribution	205	143	136
Plan participants’ contributions	114	94	85
Fair value of plan assets, end of period	$3,698	$2,997	$2,659
Unfunded status	$(2,288)	$(1,599)	$(897)
Unrecognized net actuarial gain (loss)	886	359	(117)
Accrued pension liability	$(1,402)	$(1,240)	$(1,014)
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$5,986	$4,596	$3,556
Accumulated benefit obligation	4,589	3,463	3,018
Fair value of assets	3,698	2,997	2,659
Components of Net Periodic Benefit Cost:
Service cost	$138	$123	$92
Interest cost	244	213	163
Expected return on plan assets	(143)	(154)	(122)
Net periodic benefit cost	$239	$182	$133

	Years Ended December 31,
	2004	2003	2002
Weighted average assumptions used :
For determining benefit obligations at December 31:
Discount rate	4.50%	5.25%	5.25%
Salary increase	3.50%	3.45%	3.45%
For determining net periodic cost for year ended December 31:
Discount rate	5.25%	5.25%	5.25%
Salary increase	3.45%	3.45%	3.45%
Expected return on assets	4.50%	4.50%	5.50%
Pension plan assets :
Guaranteed insurance contracts	100%	100%	100%

All plan funds are invested with Fortis AG, an insurance company in Europe, which guarantees the plan a fixed rate of return based on rates in effect at time of deposit. Returns may be higher than the fixed rates due to a profit sharing provision and dependent on the overall investment results of Fortis AG. In general, the assets of the insurance contract are primarily invested in Euro bonds with only a small portion in equities.

The Company expects to contribute approximately $230,000 to the pension plan in fiscal 2005.

Estimated future pension benefit payments (in thousands):
2005	$53
2006	57
2007	61
2008	65
2009	305
Years 2010 – 2014	2,902

The Company maintains a retirement plan (the “401(k) Plan”) in which substantially all domestic employees are eligible to participate after completing six months of employment. The 401(k) Plan allows participating employees to contribute up to 15% of the employee’s pretax compensation, with the Company making discretionary matching contributions. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. For the years ended December 31, 2004 and 2003, the Company elected to contribute approximately $296,000, and $253,000, respectively, to the 401(k) Plan. Contributions are generally made after the calendar year end. Administrative costs associated with the 401(k) Plan are paid by participants.

13.   CONCENTRATIONS

The Company recorded revenues of greater than 10% of total revenues from the following customers:

	Years Ended December 31,
Customer	2004	2003	2002
A	17%	22%	20%
B	—	10%	—

The Company recorded accounts receivable balances of greater than 10% of total net receivables from the following customers:

	As of December 31,
Customer	2004	2003
A	13%	41%

Although not anticipated, a decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have an adverse effect on the Company’s financial position and results of operations.

The Company sells its power supply products to OEMs in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. These activities are managed as a single business and have been aggregated into a single reportable operating segment. For the years ended December 31, 2004, 2003 and 2002, net sales by region were as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
United States	$61,211	$53,628	$44,425
Europe	62,042	47,947	49,746
Asia	12,695	1,301	—
Other	12,563	9,067	2,122
	$148,511	$111,943	$96,293

The Company’s long-lived assets located outside of the United States were $11.9 million and $10.3 million as of December 31, 2004 and 2003, respectively.

14.   INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Years Ended December 31,
	2004	2003	2002
United States	$10,171	$(6,675)	$(9,045)
Foreign	3,066	(4,606)	(1,846)
	$13,237	$(11,281)	$(10,891)

The provision for current and deferred income taxes consists of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	1	1	2
Foreign	2,758	1,168	118
Total current	2,759	1,169	120
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	37	(18)	—
Total deferred	37	(18)	—
Total Provision	$2,796	$1,151	$120

As described in Note 3, prior to the Restructuring, the Company was a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based on income of a limited liability company are payable by the Company’s individual members. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements relating to the periods prior to the reorganization. Provisions for California franchise tax and fees are not significant for any period presented. The Company’s operations in Mexico, India and Belgium are subject to income taxes on earnings generated in those countries.

The Company’s effective tax rate differs from the federal statutory rate of 35% as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Worldwide pre-tax income (loss) at 35%	$4,633	$(3,948)	$(15,823)
U.S. income not subject to federal tax	—	—	2,216
Foreign income not subject to U.S. tax (benefit)	(4,082)	(1,584)	—
Foreign taxes	2,795	1,150	175
Reduction in foreign net operating loss carryforwards	—	4,095	—
Goodwill amortization and impairment	—	—	12,110
Change in valuation allowance	(633)	1,224	1,216
Other	83	214	226
Total	$2,796	$1,151	$120

In the opinion of management, it is more likely than not that deferred tax assets will not be realized in the foreseeable future. Accordingly, management determined that a full valuation allowance was required as of December 31, 2004 and 2003 for all the deferred tax assets.

The Company’s deferred income taxes are comprised of the following (in thousands):

	Years Ended December 31,
	2004	2003
Net current deferred income taxes
Employee benefit accrual	$—	$(275)
Inventories	(842)	(210)
Other reserves and credits	923	766
	81	281
Net non-current deferred income taxes
Net operating loss carryforwards	15,009	12,484
Fixed assets	181	526
Tax basis step up from 1999 recapitalization	38,545	42,733
Other	247	—
	53,982	55,743
Valuation allowance	(54,118)	(56,042)
Net deferred tax liability	$(55)	$(18)

The deferred tax liability is included in accrued liabilities in the accompanying consolidated financial statements. Federal and state net operating loss carryforwards at December 31, 2004 were $28.6 million and $18.8 million, respectively. Federal net operating losses begin expiring in 2022 and state losses begin expiring in 2014. Foreign net operating loss carryforwards were $13.2 million at December 31, 2004.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At December 31, 2004, $1.5 million was accrued for such federal, state and foreign matters and is included in accrued liabilities. Although not probable, the most adverse resolution of these federal, state and foreign issues could result in additional charges to earnings in future periods in addition to the $1.5 million currently provided. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

15.   CHEROKEE EUROPE FIRE

On January 19, 2004, the Company experienced a fire in part of its facility in Belgium, which destroyed certain inventory, property and equipment. The Company was fully insured for the replacement value of the destroyed items, subject to a $5,000 deductible, and the facility returned to full production the next day. As of December 31, 2004, the Company received $3.4 million in insurance proceeds to date. Negotiations regarding the remaining insurance receivable for the destroyed assets are in the final stages. Cherokee has agreed to a final proposal, which is pending approval by the insurance company.

Within operating expenses for the year ended December 31, 2004, the Company recorded a loss related to the destroyed inventory, property and equipment. This loss has been fully offset by proceeds received to date and a portion of expected recoveries from the insurance company, which have been recorded in prepaid expenses and other current assets. The following amounts were recorded in our consolidated financial statements for the year ending December 31, 2004 (in thousands):

Write-off of destroyed assets:
Inventory	$2,437
Warehouse and equipment, net book value	158
Supplies and other expenses	1,203
Total destroyed assets	$3,798
Insurance proceeds and receivable:
Proceeds to date	$(3,385)
Insurance receivable	(413)
Total recoveries	$(3,798)

CHEROKEE INTERNATIONAL CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At Beginning of Period	Charged to Cost And Expenses	Deductions	Balance At End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2002	$237	$51	$(114)	$174
Year ended December 31, 2003	174	50	(90)	134
Year ended December 31, 2004	134	60	(70)	124
RESERVE FOR INVENTORY OBSOLESCENCE:
Year ended December 31, 2002	$3,576	$960	$(184)	$4,352
Year ended December 31, 2003	4,352	660	(794)	4,218
Year ended December 31, 2004	4,218	1,026	(787)	4,457

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.

Internal Control Over Financial Reporting

A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

We did not maintain sufficient documentation of the design or operation of our computer program change control process relating to database software, systems software, network software, and in certain circumstances did not maintain adequate user access controls.  Subsequent to our evaluation, we have engaged third party consultants to assist us in designing and implementing appropriate procedures and controls over computer program changes as well as user access.

We also did not maintain documentation supporting certain inventory reserves and did not analyze, reconcile and adjust certain accounts in our consolidation on a timely basis.  None of these deficiencies resulted in any material misstatements of our consolidated financial statements. We have established new procedures to ensure that inventory reserves are properly documented and our consolidation accounts are analyzed and adjusted on a timely basis.

To address these material weaknesses, management performed additional analysis and other procedures to ensure that the consolidated financial statements included herein fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information under the headings “Information Concerning the Nominees and Members of the Board of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Securities and Exchange Act” contained in our proxy statement relating to our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

The information regarding Cherokee’s Audit Committee and Audit Committee financial expert set forth under the headings “Board Committees” and “Report of the Audit Committee” contained in our proxy statement relating to our 2005 Annual Meeting of Stockholders is incorporated herein by reference.

On May 4, 2004, Cherokee’s Board of Directors adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics is applicable to all of Cherokee’s employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Investor Relations section of Cherokee’s web site at www.cherokeepwr.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information under the heading “ Executive Compensation” contained in our proxy statement, relateding to our 2005 Annual Meeting of ShareStockholders, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement relating to our 2005 Annual Meeting of stockholders is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions” contained in our proxy statement relating to our 2005 Annual Meeting of stockholders is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Principal Accounting Fees and Services” contained in our proxy statement relating to our 2005 Annual Meeting of stockholders is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Consolidated Financial Statements

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

(a)(2)       Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and is incorporated herein by reference:

Page
Schedule II: Valuation and Qualifying Accounts	59

(a)(3)       Exhibits

Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits have heretofore been filed with the SEC and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

3.1	Restated Certificate of Incorporation of Cherokee International Corporation.(1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation.(1)
4.1	Specimen certificate for shares of common stock, par value $0.001 per share.(4)
4.2	Indenture, dated as of November 27, 2002, between Cherokee International Corporation, as issuer, and U.S. Bank, N.A., as trustee, relating to the 5¼% Senior Notes due 2008.(2)
4.3	Form of 5¼% Senior Notes due 2008.(2)
*10.1	Cherokee International Corporation 2004 Omnibus Stock Incentive Plan.(3)
*10.2	Form of 2004 Stock Option Agreement.(3)
*10.3	Form of Officer and Director Indemnification Agreement.(4)
*10.4	Executive Deferred Compensation Plan (and related schedule).(3)
10.5

Amended and Restated Credit Agreement, dated as of February 25, 2004, by and between Cherokee International Corporation and General Electric Capital Corporation, in its individual capacity and as agent (the “Agent”) for all of the lenders named therein.(5)

10.6	Amended and Restated Revolving Note, dated as of February 25, 2004, issued by Cherokee International Corporation.(5)

10.7	Amended and Restated Security Agreement, dated as of February 25, 2004, by and between Cherokee International Corporation and the Agent.(5)
10.8	Registration Rights Agreement, dated as of February 25, 2004, by and among Cherokee International Corporation and the Securityholders party thereto.(6)
10.9	Security Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5¼% Senior Note Indenture).(2)
10.10	Trademark Security Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5¼% Senior Note Indenture).(2)
10.11	Pledge Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5¼% Senior Note Indenture).(2)
10.12	Pledge Agreement, dated as of November 27, 2002, between Cherokee Netherlands I B.V. and U.S. Bank, N.A., as agent (relating to the 5¼% Senior Note Indenture).(2)
*10.13	Cherokee International Corporation 2002 Stock Option Plan.(2)
*10.14	Form of 2002 Stock Option Agreement.(2)
*10.15	Severance Agreement, dated as of March 31, 2005, between Cherokee International Corporation and Jeffrey M. Frank.
10.16

Lease Agreement, dated as of April 30, 1999, by and between Ganpat I. Patel and Manju G. Patel, Trustees of the Patel Family Trust dated July 17, 1987, as to an undivided two-thirds interest, and Kenneth O. King and Arlene King, husband and wife as joint tenants, as to an undivided one-third interest, as tenants in common, and Cherokee International Corporation.(2)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference from the Registration Statement on Form S-8, filed by the Registrant on March 16, 2004.

(2)          Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-110723), filed by the Registrant on November 25, 2003.

(3)          Incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-110723), filed by the Registrant on February 4, 2004.

(4)          Incorporated by reference from Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-110723), filed by the Registrant on February 15, 2004.

(5)          Incorporated by reference from the Quarterly Report on Form 10-Q, filed by the Registrant on May 12, 2004.

(6)          Incorporated by reference from the Quarterly Report on Form 10-Q, filed by the Registrant on August 9, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2005.

CHEROKEE INTERNATIONAL CORPORATION
By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this  1st day of April, 2005.

/s/ JEFFREY M. FRANK	President, Chief Executive Officer and Director
Jeffrey M. Frank	(Principal Executive Officer)
/s/ VAN HOLLAND	Chief Financial Officer (Principal Financial and
Van Holland	Accounting Officer)
/s/ KENNETH KILPATRICK	Chairman of the Board
Kenneth Kilpatrick
/s/ ANTHONY BLOOM	Director
Anthony Bloom
/s/ CHRISTOPHER BROTHERS	Director
Christopher Brothers
/s/ CLARK MICHAEL CRAWFORD	Director
Clark Michael Crawford
/s/ RAYMOND MEYER	Director
Raymond Meyer
/s/ IAN SCHAPIRO	Director
Ian Schapiro