Form 10-Q
period 2005-04-03
CHEROKEE INTERNATIONAL CORP
filed 2005-05-18
CIK 1090069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

As of April 30, 2005, 19,206,207 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,122	$14,585
Short-term investments	5,162	4,178
Accounts receivable, net	25,529	27,929
Inventories, net	28,333	28,278
Prepaid expenses and other current assets	1,719	2,056
Total current assets	76,865	77,026

Property and equipment, net	15,067	15,028
Deposits and other assets	1,224	965
Deferred financing costs, net	443	476
Goodwill	6,317	6,317

	$99,916	$99,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,093	$12,803
Accrued liabilities	8,470	6,733
Accrued compensation and benefits	6,442	6,987
Accrued restructuring costs	246	259
Total current liabilities	27,251	26,782

Long-term debt, net of current portion	46,630	46,630
Other long-term obligations	4,222	4,266

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,206,207 shares issued and outstanding at March 31, 2005 and December 31, 2004	19	19

Paid-in capital	183,713	183,713
Accumulated deficit	(165,041)	(165,666)
Accumulated other comprehensive income	3,122	4,068

Net stockholders’ equity	21,813	22,134

	$99,916	$99,812

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Net sales	$32,010	$36,832
Cost of sales	24,368	24,909
Gross profit	7,642	11,923
Operating Expenses:
Engineering and development	2,356	2,331
Selling and marketing	1,962	1,830
General and administrative	3,220	2,087
Gain from insurance proceeds	(2,490)	—
Total operating expenses	5,048	6,248

Operating income	2,594	5,675

Interest expense	(694)	(3,081)
Other income (expense), net	(27)	(3)

Income before income taxes	1,873	2,591
Provision for income taxes	1,248	431
Net income	$625	$2,160

Net income per share:
Basic	$0.03	$0.23
Diluted	$0.03	$0.20

Weighted average common shares outstanding:
Basic	19,206	9,299
Diluted	19,408	15,931

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Net income	$625	$2,160
Other comprehensive loss:
Foreign currency translation adjustments	(946)	(302)
Comprehensive income (loss)	$(321)	$1,858

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$625	$2,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	769	881
Amortization of deferred financing costs	32	55
Write-off of unamortized deferred financing costs and debt discount	—	224
Net change in operating assets and liabilities:
Accounts receivable, net	1,756	1,131
Inventories, net	(442)	614
Prepaid expenses and other current assets	273	(1,988)
Deposits and other assets	(260)	(71)
Accounts payable	(351)	164
Accrued liabilities and restructuring costs	1,237	(1,201)
Accrued compensation and benefits	(308)	(954)
Accrued interest payable	610	298
Other long-term obligations	125	(1,830)
Net cash provided by (used in) operating activities	4,066	(517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,185)	(1,148)
Net change in short-term investments	(984)	(8)
Net cash used in investing activities	(2,169)	(1,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	—	11,301
Payments on revolving lines of credit	—	(17,433)
Payments on obligations under capital leases	—	(306)
Payments on long-term debt	—	(65,519)
Deferred financing costs	—	(175)
Proceeds from the exercise of warrants and stock options	—	16
Net proceeds from sale of common stock	—	89,001
Net cash provided by financing activities	—	16,885

Cash effect of exchange rate changes	(360)	(35)

Net increase in cash and cash equivalents	1,537	15,177
Cash and cash equivalents, beginning of period	14,585	4,887

Cash and cash equivalents, end of period	$16,122	$20,064

SUPPLEMENTAL INFORMATION
Conversion of senior convertible notes into common stock	$—	$53,370
Accrued initial public offering costs netted against paid-in capital	—	2,531

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

Results of operations for the interim three months ended March 31, 2005 and 2004 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s first quarter represented the 13-week periods ended on April 3, 2005 and March 28, 2004. For presentation purposes, these fiscal quarters have been referred to as ending on March 31.

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, contained in the Company’s Annual Report on Form
10-K (File No. 000-50593) filed on April 1, 2005.

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

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its employee stock-based compensation plan using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and provides the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The table below reconciles net income as reported and pro forma net income had compensation cost been determined using the provisions of SFAS No. 123 for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	March 31, 2005	March 31, 2004
Net income as reported	$625	$2,160
Stock-based employee compensation included in net income, net of tax	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(291)	(117)
Net income – pro forma	$334	$2,043
Pro forma net income per share:
Basic	$0.02	$0.22
Diluted	$0.02	$0.19

For the purpose of estimating the compensation cost of the Company’s option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The number of shares to be granted under the employee stock purchase plan is estimated until the period in which settlement occurs, as the actual number of shares awarded and purchase price are not known until settlement.

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date.  Revenues, costs and expenses are translated at the average exchange rate during the period.  Transaction gains and losses are included in results of operations and have not been significant for the periods presented.  The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro.  The functional currency of the Company’s operating subsidiaries in Mexico (Cherokee Electronica, S.A. DE C.V.) and in India (Cherokee India Pvt. Ltd. and Powertel India Pvt. Ltd.) is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars.  Translation adjustments related to Cherokee Europe are reflected as a component of stockholders’ equity in accumulated other comprehensive income.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Abnormal amounts of these costs should be recognized as current period charges rather than as a portion of inventory costs. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of this new standard may have on the Company’s consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS 123R (Revised 2004), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the award on the date of grant. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The Company currently discloses pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on the Company’s consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”—an amendment of APB Opinion No. 29. The amendment eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. The adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains a number of provisions that may affect the Company’s future effective income tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from its non-U.S. subsidiaries before the end of 2005. FSP 109-2 provides entities additional time, beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on the Company’s plan for reinvestment or repatriation of foreign earnings.  The Company has not yet completed its evaluation of the impact, if any, of the repatriation provisions of this Act nor has it determined the related range of income tax effects of such repatriation. That evaluation is expected to be complete by the end of fiscal 2005.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for obsolescence (in thousands):

	March 31, 2005	December 31, 2004

Raw material	$19,814	$20,788
Work-in-process	4,843	4,741
Finished goods	3,676	2,749

Inventories, net	$28,333	$28,278

As of March 31, 2005 and December 31, 2004, the reserve for inventory obsolescence was $4.5 million.

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

Provision for income taxes of $1.2 million for the three months ended March 31, 2005 was calculated using an estimated effective tax rate for 2005 of 66.7%, compared to a rate of 16.6% used in the comparable period of 2004. The rate increase from 2004 is due largely to a higher percentage of taxable income for 2005 being generated in tax jurisdictions without operating loss carryforwards, combined with projected taxable losses in certain tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

4.                                       Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based upon the weighted average number of common and potential shares of common stock for each period presented.  Potential common shares include the dilutive effect, if any, of stock options and warrants under the treasury stock method and senior convertible notes under the if-converted method.  For purposes of the diluted earnings per share calculation for the three months ended March 31, 2004, the senior convertible notes are assumed to have been converted at the beginning of the period, and as a result, net income has been increased by $1.0 million for the reduction in interest expense related to the senior convertible notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net income	$625	$2,160

Shares:
Weighted-average common shares outstanding—basic	19,206	9,299
Effect of dilutive securities:
Senior convertible notes and warrants	—	6,031
Stock options	202	601
Weighted-average common shares outstanding—diluted	19,408	15,931

Net income per share:
Basic	$.03	$.23
Diluted	$.03	$.20

5.                                       Deferred Financing Costs

Net deferred financing costs are comprised of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

Deferred financing costs	$580	$580
Accumulated amortization	(137)	(104)

Deferred financing costs, net	$443	$476

The Company amortizes deferred financing costs over the life of the related debt.

6.                                       Long-Term Debt

Long-term debt consists of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

5.25% senior notes payable to third parties	$24,485	$24,485
5.25% senior notes payable to affiliates	22,145	22,145

Total long-term debt	$46,630	$46,630

The senior notes mature on November 1, 2008.  Interest on the senior notes is payable in cash on May 1 and November 1 of each year.  The senior notes are secured by a second priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of its foreign subsidiaries.  As of March 31, 2005, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior notes.

In connection with the Company’s initial public offering completed February 25, 2004, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.1 million at March 31, 2005. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios. As of March 31, 2005, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $3.9 million with a Belgian bank, BBL, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time.  As of March 31, 2005, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.                                       Other Long-Term Obligations

Other long-term obligations consist of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

Long term portion of European restructuring cost liabilities	$1,338	$1,508
Long service award liabilities	2,013	2,057
Deferred compensation	871	701

Total other long-term obligations	$4,222	$4,266

8.                                       Cherokee Europe Restructuring

In June 2003, the Company received approval for a restructuring plan (the “European Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium.  The European Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market.  All of the terminations were completed in 2003.  Pursuant to the European Restructuring, the Company recorded a restructuring charge of $4.5 million in operating expenses in the statement of operations during fiscal 2003.  The European Restructuring costs are comprised entirely of one-time termination benefits to be paid through 2010.  The Company paid $0.1 million during the three months ended March 31, 2005 under the European Restructuring.

A reconciliation of the European Restructuring accrual for the period January 1, 2005 through March 31, 2005 is as follows (in thousands):

Balance as of December 31, 2004	$1,767

Provision	—
Payments	(100)
Foreign exchange rate effect	(82)

Balance as of March 31, 2005	1,585
Less current portion	(247)

Due after one year	$1,338

9.                                       Customer Concentration

For the quarter ended March 31, 2005, two customers accounted for 16% and 13% of net sales, respectively. For the quarter ended March 31, 2004, the Company’s largest customer accounted for 25% of net sales, and no other customer accounted for more than 10% of net sales. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of March 31, 2005, two customers accounted for 12% and 11%, respectively, of net accounts receivable, and no other customer accounted for more than 10% of net accounts receivable.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the financial statements for guarantees and indemnifications as of March 31, 2005.

11.                                 Stock and Deferred Compensation Plans

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the ‘‘ESPP’’). The ESPP provides that, as of March 31, 2005, a total of 592,062 shares of Common Stock are reserved for issuance under the plan, plus an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. The ESPP, which is intended to qualify as an ‘‘employee stock purchase plan’’ under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Company’s Compensation Committee of the Board of Directors oversees the ESPP administration. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions as defined. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Company’s Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. As of March 31, 2005, 18,666 shares have been issued under the ESPP.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the ‘‘2004 Plan’’). The 2004 Plan provides that, as of March 31, 2005, a total of 1,184,124 shares of the Company’s Common Stock are reserved for issuance under the 2004 Plan, plus an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of March 31, 2005, the Company has granted options to purchase 621,000 shares of common stock under the 2004 Plan, which included 60,000 options issued as partial compensation to non-employee directors. As of March 31, 2005, no shares have been issued under the 2004 Plan.

Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years. As of March 31, 2005, the Company has recorded a liability of $0.9 million for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions for the quarter ended March 31, 2005.

12.                                 Retirement Plans

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature.  The following represents the amounts related to this defined benefit plan for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended	Three Months Ended
Components of Net Periodic Benefit Cost	March 31, 2005	March 31, 2004

Service cost	$40	$38
Interest cost	65	59
Expected return on plan assets	(36)	(34)

Net periodic benefit cost	$69	$63

Cherokee Europe presently anticipates contributing $0.3 million to fund its pension plan in 2005.

13.                                 Gain From Insurance Proceeds

On January 19, 2004, the Company experienced a fire in part of its facility in Belgium, which destroyed certain inventory, property and equipment. As of March 31, 2005, the Company has received $6.3 million in insurance proceeds to date, of which $2.9 million was received in the quarter ended March 31, 2005. Included in the statement of operations for the first quarter of 2005 is a gain from insurance proceeds of $2.5 million, which represents the excess of insurance proceeds received over the net book value of assets destroyed and related expenditures.

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

We generate a significant portion of our sales from OEMs in the communications and computing market segment, particularly the wireless infrastructure and networking sectors. During 2001, 2002 and the first quarter of 2003, our operating results were negatively affected by unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products. Although we saw improvement in these economic conditions throughout the balance of 2003 and into 2004, we experienced somewhat lower sales during the second half of 2004, which has continued into the first quarter of 2005. If conditions do not improve, or instead deteriorate further, our operating results and financial condition could be adversely affected.

Gross margins in the second half of 2004 and the first quarter of 2005 reflect a shift in our sales mix, with increased sales coming from certain programs with higher material cost, combined with increased revenues from new programs.

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

In addition, in connection with the offering, we amended and restated our existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.1 million at March 31, 2005. Please refer to “Liquidity and Capital Resources” below for additional information regarding our outstanding indebtedness.

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

Cost of Sales

The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead. Raw materials account for a large majority of costs of sales. Raw materials include magnetic sub-assemblies, sheet metal, electronic and other components, mechanical parts and electrical wires. Direct labor costs include costs of hourly employees. Manufacturing overhead includes salaries and the direct expense and allocation of costs attributable to manufacturing for lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

Revenue Recognition

We recognize revenue from product sales at the time of shipment and passage of title. We also offer our customers the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for warranty costs based on historical experience, which has been insignificant to our financial condition and results of operations. Any significant increase in product failure rates could have a material adverse effect on our operating results for the period or periods in which those returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we may not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable is concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities and our reported financial results.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

NET SALES

Net sales decreased by approximately 13.1%, or $4.8 million, to $32.0 million for the three months ended March 31, 2005 from $36.8 million for the three months ended March 31, 2004.

The decrease in net sales is due primarily to a reduction in demand from a number of our major datacom customers.  Also contributing to the decline were the effect of material shortages and the transitioning of certain customer programs to consignment hub arrangements. Shipments to these new hubs will delay revenue recognition on those shipments until the customer pulls the product from the hub for their production requirements. These items were partially offset by a stronger Euro.

GROSS PROFIT

Gross profit decreased by approximately 35.9%, or $4.3 million, to $7.6 million for the three months ended March 31, 2005 from $11.9 million for the three months ended March 31, 2004. Gross margin for the three months ended March 31, 2005 decreased to 23.9% from 32.4% in the prior year period.

The decreases in gross profit was due primarily to the decrease in revenues and the resulting loss of contribution margin on those revenues, combined with a change in product mix during the first quarter of 2005 that included programs with higher material content than the year-earlier period.  The decrease in gross margin was due primarily to the change in product mix, combined with higher labor and overhead costs as a percentage of net sales resulting from the lower revenue level.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2005 decreased by approximately 19.2%, or $1.2 million, to $5.0 million from $6.2 million for the three months ended March 31, 2004.  As a percentage of net sales, operating expenses decreased to 15.8% from 17.0% in the prior year period.

The decrease in operating expenses is primarily due to a gain from insurance proceeds of $2.5 million related to the fire damage experienced in the Belgium facility in February 2004. This was partially offset by increased general and administrative expenses associated with operating as a new publicly traded company.  During the first quarter of 2005, we incurred a significant increase in audit fees and insurance costs compared to the first quarter of 2004.  In addition, we incurred professional fees during the first quarter of 2005 to begin compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.  Also contributing to the increased expenses were a stronger Euro and start-up costs related to establishing a manufacturing operation in China.

OPERATING INCOME

As a result of the factors discussed above, operating income decreased $3.1 million to $2.6 million for the three months ended March 31, 2005, from $5.7 million for the three months ended March 31, 2004.  Operating margin decreased to 8.1% from 15.4% in the prior year period.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2005 was $0.7 million compared to $3.1 million for the three months ended March 31, 2004.  The decrease in interest expense was due primarily to the repayment of debt and conversion to equity of our senior convertible notes in connection with our initial public offering completed in February of 2004.

INCOME TAXES

Provision for income taxes for the three months ended March 31, 2005 was $1.2 million compared to $ 0.4 million for the three months ended March 31, 2004.

Provision for income taxes of $1.2 million for the three months ended March 31, 2005 was calculated using an estimated effective tax rate for 2005 of 66.7%, compared to a rate of 16.6% used in the comparable period of 2004. The rate increase from 2004 is due largely to a higher percentage of taxable income for 2005 being generated in tax jurisdictions without operating loss carryforwards, combined with projected taxable losses in certain tax jurisdictions, with no available tax benefit related to theses losses included in the provision for income taxes.

NET INCOME

As a result of the factors discussed above, we recorded net income of $0.6 million for the three months ended March 31, 2005, compared to $2.2 million for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2005, compared to net cash used in operating activities of $0.5 million for the three months ended March 31, 2004.  Net cash provided by operating activities for the three months ended March 31, 2005 reflected the positive effect of $0.6 million in net income, $0.8 million of depreciation and amortization, a $1.8 million reduction in accounts receivable, a $1.2 million increase in accrued liabilities and restructuring costs, and a $0.6 million increase in accrued interest payable. Included in net income for the three months ended March 31, 2005 is a gain from insurance proceeds of $2.5 million. These amounts were partially offset by an increase in inventories of $0.4 million and decreases in accounts payable and accrued compensation and benefits of $0.4 million and $0.3 million respectively. The decrease in accounts receivable was due primarily to the reduction in sales for the quarter, and the increase in accrued liabilities was due primarily to the provision for income taxes.  Cash used in operating activities for the first quarter of 2004 reflects the positive effect of $2.2 million in net income, $0.9 million of depreciation and amortization, a $1.1 million decrease in accounts receivable due mainly to an improvement in our days sales outstanding, and a decrease in inventory levels of $0.6 million.  These items were offset by an increase of $2.0 million in prepaid expenses and other current assets due mainly to D&O insurance premium payments and recording an insurance indemnity receivable due to the fire in our Belgium facility, a decrease in other long-term obligations of $1.8 million due primarily to the payment of accrued paid-in-kind interest with the proceeds from the initial public offering, and a decrease in accrued liabilities and restructuring costs of $1.2 million.

Net cash used in investing activities of $2.2 million for the three months ended March 31, 2005 reflected additions to property and equipment of $1.2 million and an increase in short term investments of $1.0 million.  Net cash used in investing activities of $1.2 million during the three months ended March 31, 2004 related to additions to property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2005 was zero compared to $16.9 million for the three months ended March 31, 2004. The amounts in 2004 reflected the net proceeds from our initial public stock offering of $86.5 million, partially offset by payments on long-term debt and revolver borrowings.

LIQUIDITY

As of March 31, 2005, we had cash and cash equivalents of $16.1 million, working capital of $49.6 million and no borrowings under the Credit Facility.  Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt issuances.  Our current and future liquidity needs primarily arise from working capital requirements and capital expenditures, including our planned expansion into China.  Our historical capital expenditures have primarily resulted from investments in equipment to increase manufacturing capacity and to improve manufacturing efficiencies. For 2005, we expect capital expenditures to be approximately $8 million to $9 million, which will relate primarily to our purchase of land, building and equipment in China and investments in manufacturing equipment at other facilities. We spent $1.2 million on property, plant and equipment during the first quarter of 2005.

 As of March 31, 2005, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility. We are required to make semi-annual interest payments to holders of the senior notes.

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

The maturities of our long-term debt and future payments relating to our operating leases and other obligations as of March 31, 2005 are as follows (in thousands):

Contractual Obligations	April to December 2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$—	$—	$—	$46,630	$—	$—	$46,630
Operating leases	1,069	1,459	1,471	1,482	497	—	5,978
Purchase order commitments	18,936	3,366	—	—	—	—	22,302
European restructuring	222	243	217	194	187	522	1,585
Long service award	22	51	102	198	315	1,347	2,035
Deferred compensation	—	—	—	—	—	871	871

Total	$20,249	$5,119	$1,790	$48,504	$999	$2,740	$79,401

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with our initial public offering in February of 2004, we amended our existing senior revolving credit facility with General Electric Capital Corporation. The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.1 million at March 31, 2005. We plan to use funds available under this credit facility to finance working capital and other cash requirements as needed. The credit facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

As of March 31, 2005, we were in compliance with all of the financial covenants set forth in the principal agreements governing our debt. Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at March 31, 2005 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

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

In December 2004, the FASB issued SFAS 123R (Revised 2004), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the award on the date of grant. The cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). We currently disclose pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”—an amendment of APB Opinion No. 29. The amendment eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains a number of provisions that may affect our future effective income tax rate. The most significant provision would allow us to elect to deduct from our taxable income 85% of certain eligible dividends received by us from our non-U.S. subsidiaries before the end of 2005. FSP 109-2 provides additional time, beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on our plan for reinvestment or repatriation of foreign earnings. We have not yet completed our evaluation of the impact, if any, of the repatriation provisions of this Act nor have we determined the related range of income tax effects of such repatriation. Our evaluation is expected to be complete by the end of fiscal 2005.

FORWARD-LOOKING STATEMENTS

Statements in this report containing the words “believes,” “anticipates,” “estimates,” “expects,” and similar expressions, or the negative of such words or expressions, and any other statements which may be construed as a prediction of future performance or events, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based upon our current expectations and projections about future events.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of our significant customers or in customer capacity generally, (3) changes in our sales mix to lower margin products, (4) increased competition in our industry, (5) disruptions of our established supply channels, (6) our level of debt and restrictions imposed by our debt agreements, and (7) the additional risk factors identified in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K (File No. 000-50593).  Except as required by law, we undertake no obligation to update any forward-looking statements even though our situation may change in the future.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk.

Market risk relating to our operations result primarily from changes in foreign currency exchange rates and short-term interest rates.  We did not have any derivative financial instruments at March 31, 2005.

We had no variable rate debt outstanding at March 31, 2005.  However, any debt we incur under the Credit Facility will bear interest at a variable rate.  We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro.  We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates.  This risk is mitigated by the fact that our revenues, costs and expenses are generally both recorded in Euros, thereby reducing the risk of foreign currency translations on our European operations.  The effect of foreign currency exchange rate fluctuations on our operating results as of and for the three months ended March 31, 2005, was not material.  Historically, we have not actively engaged in exchange rate hedging activities.

Item 4.                       Controls and Procedures.

a)                            Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of a material weakness discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, specifically because we did not maintain sufficient documentation of the design or operation of our computer program change control process relating to database software, systems software, network software, and in certain circumstances did not maintain adequate user access controls.  During the first quarter of 2005, we engaged third party consultants to assist us in designing and implementing appropriate procedures and controls over computer program changes as well as user access.  These remediation efforts will continue during the second quarter of 2005.

b)                           Internal Control Over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, we did not maintain documentation supporting certain inventory reserves and did not analyze, reconcile and adjust certain accounts in our consolidation on a timely basis, both of which were considered material weaknesses as of December 31, 2004.  During the first quarter of 2005, we established new procedures to ensure that inventory reserves are properly documented and our consolidation accounts are analyzed and adjusted on a timely basis.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, internal controls over inventory reserves documentation and our consolidation procedures have been sufficiently remediated.

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                 OTHER INFORMATION

Item 1.                                   Legal Proceedings.

During the three months ended March 31, 2005, we were not a party to any material legal proceedings.  We are occasionally a party to lawsuits relating to routine matters incidental to our business.  As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

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

4.                                       approximately $5.3 million has been used as of March 31, 2005, for general corporate purposes; and

5.                                       approximately $8.0 million has been retained by us for general corporate purposes and is held in high-grade commercial paper with an original maturity of three months or less.

Item 6.                                   Exhibits.

EXHIBIT INDEX

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of Cherokee International Corporation (1)
3.2		Amended and Restated By-Laws of Cherokee International Corporation (1)
4.1		Specimen of Stock Certificate (2)
10.1		2005 Cash Incentive Compensation Plan
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(1)	Previously filed with the Registration Statement on Form S-8 filed by the Registrant on March 16, 2004.
	(2)	Previously filed with Amendment No. 4 to the Registration Statement on Form S-1 filed by the Registrant on February 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18, 2005

CHEROKEE INTERNATIONAL CORPORATION

	By:	/s/ Jeffrey M. Frank
Jeffrey M. Frank
President and Chief Executive Officer

	By:	/s/ Van Holland
Van Holland
Chief Financial Officer
(Principal Financial and Accounting Officer)