Form 10-Q
period 2005-07-03
CHEROKEE INTERNATIONAL CORP
filed 2005-08-17
CIK 1090069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

As of July 31, 2005, 19,232,111 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,181	$14,585
Short-term investments	332	4,178
Accounts receivable, net	24,445	27,929
Inventories, net	28,349	28,278
Prepaid expenses and other current assets	1,493	2,056
Total current assets	68,800	77,026

Property and equipment, net	15,979	15,028
Deposits and other assets	1,258	965
Deferred financing costs, net	411	476
Goodwill	6,317	6,317

	$92,765	$99,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,740	$12,803
Accrued liabilities	7,917	6,733
Accrued compensation and benefits	5,610	6,987
Accrued restructuring costs	228	259
Total current liabilities	23,495	26,782

Long-term debt, net of current portion	46,630	46,630
Other long-term obligations	4,026	4,266

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,232,111 and 19,206,207 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	19	19

Paid-in capital	183,803	183,713
Accumulated deficit	(166,814)	(165,666)
Accumulated other comprehensive income	1,606	4,068

Net stockholders’ equity	18,614	22,134

	$92,765	$99,812

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net sales	$30,992	$38,622	$63,002	$75,454
Cost of sales	24,680	26,270	49,048	51,179

Gross profit	6,312	12,352	13,954	24,275
Operating Expenses:
Engineering and development	2,350	2,335	4,706	4,666
Selling and marketing	2,040	2,000	4,002	3,830
General and administrative	2,956	2,014	6,176	4,101
Gain from insurance proceeds	—	—	(2,490)	—
Total operating expenses	7,346	6,349	12,394	12,597

Operating income (loss)	(1,034)	6,003	1,560	11,678

Interest expense	(698)	(715)	(1,392)	(3,796)
Other income (expense), net	52	(50)	25	(53)
Income (loss) before income taxes	(1,680)	5,238	193	7,829
Provision for income taxes	93	869	1,341	1,300
Net income (loss)	$(1,773)	$4,369	$(1,148)	$6,529

Net income (loss) per share:
Basic	$(0.09)	$0.23	$(0.06)	$0.46
Diluted	$(0.09)	$0.22	$(0.06)	$0.42

Weighted average common shares outstanding:
Basic	19,221	19,182	19,214	14,241
Diluted	19,221	19,710	19,214	17,819

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income (loss)	$(1,773)	$4,369	$(1,148)	$6,529
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,516)	(724)	(2,462)	(1,026)
Comprehensive income (loss)	$(3,289)	$3,645	$(3,610)	$5,503

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,148)	$6,529
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,537	1,569
Gain on sale of property and equipment	(30)	—
Amortization of deferred financing costs	64	86
Write-off of unamortized deferred financing costs and debt discount	—	224
Net change in operating assets and liabilities:
Accounts receivable, net	1,900	(1,195)
Inventories, net	(1,025)	(1,454)
Prepaid expenses and other current assets	407	(1,150)
Deposits and other assets	(292)	(755)
Accounts payable	(2,185)	(344)
Accrued liabilities and accrued restructuring costs	1,449	(1,656)
Accrued compensation and benefits	(794)	(695)
Accrued interest payable	9	(290)
Other long-term obligations	176	(1,642)
Net cash provided by (used in) operating activities	68	(773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,401)	(2,403)
Net change in short-term investments	3,845	91
Proceeds from sale of property and equipment	34	—
Net cash provided by (used in) investing activities	478	(2,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	—	11,301
Payments on revolving lines of credit	—	(17,433)
Payments on obligations under capital leases	—	(480)
Payments on long-term debt	—	(65,519)
Deferred financing costs	—	(236)
Proceeds from employee stock purchases and the exercise of warrants and stock options	90	16
Net proceeds from sale of common stock	—	87,570
Net cash provided by financing activities	90	15,219

Cash effect of exchange rate changes	(1,040)	(798)

Net increase (decrease) in cash and cash equivalents	(404)	11,336
Cash and cash equivalents, beginning of period	14,585	4,887

Cash and cash equivalents, end of period	$14,181	$16,223

SUPPLEMENTAL INFORMATION
Conversion of senior convertible notes into common stock	$—	$53,370
Accrued initial public offering costs netted against paid-in capital	—	1,100

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

Results of operations for the interim three month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s second quarters in 2005 and 2004 represented the 13-week periods ended on July 3, 2005 and June 27, 2004. For presentation purposes, these fiscal quarters, and the six month periods then ended, have been referred to as ending on June 30.

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

The table below reconciles net income (loss) as reported and pro forma net income (loss) had compensation cost been determined using the provisions of SFAS No. 123 for the three month and six month periods ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss), as reported	$(1,773)	$4,369	$(1,148)	$6,529
Stock-based employee compensation included in net income (loss), net of tax	—	—	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(324)	(208)	(616)	(325)
Net income (loss)-pro forma	$(2,097)	$4,161	$(1,764)	$6,204

Net income (loss) per share, as reported:
Basic	$(0.09)	$0.23	$(0.06)	$0.46
Diluted	$(0.09)	$0.22	$(0.06)	$0.42
Pro forma net income (loss) per share:
Basic	$(0.11)	$0.22	$(0.09)	$0.44
Diluted	$(0.11)	$0.21	$(0.09)	$0.41

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

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date.  Revenues, costs and expenses are translated at the average exchange rate during the period.  Transaction gains and losses are included in results of operations and have not been significant for the periods presented.  The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro.  The functional currency of the Company’s operating subsidiaries in Mexico (Cherokee Electronica, S.A. DE C.V.), India (Cherokee India Pvt. Ltd. and Powertel India Pvt. Ltd.), and China (Cherokee International (China) Power Supply Ltd.) is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars.  Translation adjustments related to Cherokee Europe are reflected as a component of stockholders’ equity in accumulated other comprehensive income.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The amendment eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. The adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains a number of provisions that may affect the Company’s future effective income tax rate. The most significant provision would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from its non-U.S. subsidiaries before the end of 2005. FSP 109-2 provides entities additional time, beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on the Company’s plan for reinvestment or repatriation of foreign earnings.  The Company has not yet completed its evaluation of the impact, if any, of the repatriation provisions of this Act nor has it determined the related range of income tax effects of such repatriation. That evaluation is expected to be complete by the end of fiscal year 2005.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial condition or results of operations.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for obsolescence (in thousands):

	June 30, 2005	December 31, 2004

Raw material	$18,268	$20,788
Work-in-process	4,872	4,741
Finished goods	5,209	2,749

Inventories, net	$28,349	$28,278

As of June 30, 2005 and December 31, 2004, the reserve for inventory obsolescence was $4.4 million and $4.5 million, respectively.

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

Provision for income taxes of $1.3 million for the six months ended June 30, 2005 was calculated by estimating full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the period during which the income was generated.  For the six months ended June 30, 2005, provision for income taxes of $1.3 million was larger than operating income of $0.2 million, because a portion of taxable income for 2005 is generated in tax jurisdictions without operating loss carryforwards, while taxable losses are generated in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

4.             Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based upon the weighted average number of common shares outstanding.  Diluted earnings per share is based upon the weighted average number of common and potential shares of common stock for each period presented, except for periods that reflect net losses, in which case adding potential shares of common stock would be anti-dilutive.  Potential common shares include the dilutive effect, if any, of stock options, warrants and the employee stock purchase plan under the treasury stock method and senior convertible notes under the if-converted method.  For purposes of the diluted earnings per share calculation for the three month and six month periods ended June 30, 2005, potential common shares of 12,000 and 72,000, respectively, were excluded because their effect would be anti-dilutive.  For purposes of the diluted earnings per share calculation for the three month and six month periods ended June 30, 2004, the senior convertible notes are assumed to have been converted at the beginning of the period, and as a result, net income has been increased by $1.0 million for the reduction in interest expense related to the senior convertible notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income (loss)	$(1,773)	$4,369	$(1,148)	$6,529

Shares:
Weighted-average common shares outstanding—basic	19,221	19,182	19,214	14,241
Effect of dilutive securities:
Senior convertible notes and warrants	—	—	—	3,015
Outstanding stock options	—	528	—	563
Weighted-average common shares outstanding—diluted	19,221	19,710	19,214	17,819

Net income (loss) per share:
Basic	$(0.09)	$.23	$(0.06)	$.46
Diluted	$(0.09)	$.22	$(0.06)	$.42

5.             Deferred Financing Costs

Net deferred financing costs are comprised of the following as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004

Deferred financing costs	$580	$580
Accumulated amortization	(169)	(104)

Deferred financing costs, net	$411	$476

The Company amortizes deferred financing costs over the life of the related debt.

6.              Long-Term Debt

Long-term debt consists of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
5.25% senior notes payable to third parties:
Non-current	$24,485	$24,485
5.25% senior notes payable to affiliates:
Non-current	22,145	22,145
Total long-term debt	$46,630	$46,630

The senior notes mature on November 1, 2008.  Interest on the senior notes is payable in cash on May 1 and November 1 of each year.  The senior notes are secured by a second priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of its foreign subsidiaries.  As of June 30, 2005, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior notes.

In connection with the Company’s initial public offering completed February 25, 2004, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.6 million at June 30, 2005. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios. As of June 30, 2005, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $3.6 million with a Belgian bank, BBL, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time.  As of June 30, 2005, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.             Other Long-Term Obligations

Other long-term obligations consist of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Long term portion of European restructuring cost liabilities	$1,243	$1,508
Long service award liabilities	1,912	2,057
Deferred compensation	871	701
Total other long-term obligations	$4,026	$4,266

8.             Cherokee Europe Restructuring

In June 2003, the Company received approval for a restructuring plan (the “European Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium.  The European Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market.  All of the terminations were completed in 2003.  Pursuant to the European Restructuring, the Company recorded a restructuring charge of $4.5 million in operating expenses in the statement of operations during fiscal year 2003.  The European Restructuring costs are comprised entirely of one-time termination benefits to be paid through 2010.  The Company has paid $0.2 million during the six month period ended June 30, 2005 under the European Restructuring.

A reconciliation of the European Restructuring accrual for the period January 1, 2005 through June 30, 2005 is as follows (in thousands):

Balance as of December 31, 2004	$1,767
Provision	—
Payments	(178)
Foreign exchange rate effect	(206)
Balance as of June 30, 2005	1,383
Less current portion	(140)
Due after one year	$1,243

9.             Customer Concentration

For the quarter ended June 30, 2005, one customer accounted for 13% of net sales, and no other customer accounted for more than 10% of net sales.  For the six months ended June 30, 2005, two customers accounted for 13% and 11% of net sales, respectively.  For the quarter and six months ended June 30, 2004, one customer accounted for 20% and 23% of net sales, respectively, and no other customer accounted for more than 10% of net sales.  A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of June 30, 2005, the Company had one customer that accounted for 13% of net accounts receivable, and no other customer accounted for more than 10% of net accounts receivable.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the financial statements for guarantees and indemnifications as of June 30, 2005.

11.           Stock and Deferred Compensation Plans

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the ‘‘ESPP’’).  As of June 30, 2005, a total of 592,062 shares of Common Stock were authorized for issuance under the plan.  The number of shares authorized under the plan will increase annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. The ESPP utilizes six-month offerings with employee purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or

May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions.  The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. As of June 30, 2005, 44,570 shares have been issued under the ESPP.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the ‘‘2004 Plan’’).  As of June 30, 2005, a total of 1,184,124 shares of the Company’s Common Stock were authorized for issuance under the 2004 Plan. The number of shares authorized under the 2004 Plan will increase annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of June 30, 2005, the Company has granted options to purchase 741,000 shares of Common Stock under the 2004 Plan, which included 130,000 options granted to non-employee directors. As of June 30, 2005, no shares have been issued under the 2004 Plan.

Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years. As of June 30, 2005, the Company has recorded a liability of $0.9 million for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities.  The Company has provided no matching contributions for the quarter ended June 30, 2005.

12.           Retirement Plans

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature.  The following represents the amounts related to this defined benefit plan for the three month and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Service cost	$38	$39	$78	$77
Interest cost	62	60	127	119
Expected return on plan assets	(35)	(35)	(71)	(69)
Net periodic benefit cost	$65	$64	$134	$127

Cherokee Europe presently anticipates contributing $0.3 million to fund its pension plan in 2005.

13.           Gain From Insurance Proceeds

On January 19, 2004, the Company experienced a fire in part of its facility in Belgium, which destroyed certain inventory, property and equipment. As of June 30, 2005, the Company has received $6.3 million in insurance proceeds.  Included in the statement of operations for the six months ended June 30, 2005 is a gain from insurance proceeds of $2.5 million, which represents the excess of insurance proceeds received over the net book value of assets destroyed and related expenditures.

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

We operate worldwide and have facilities in Orange County, California; Bombay, India; Guadalajara, Mexico; Wavre, Belgium; and Shanghai, China. We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India and in Guadalajara, Mexico. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium and enabled us to better serve the European market.  In 2005, we started operations in China to better serve that market and improve our materials sourcing.

We generate a significant portion of our sales from OEMs in the communications and computing market segment, particularly the wireless infrastructure and networking sectors. During 2001, 2002 and the first quarter of 2003, our operating results were negatively affected by unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products. Although we saw improvement in these economic conditions throughout the balance of 2003 and into 2004, we experienced lower sales during the second half of 2004, which has continued into the first half of 2005. If conditions do not improve, or instead deteriorate further, our operating results and financial condition could be adversely affected.

Gross margins in the second half of 2004 and the first half of 2005 reflect a shift in our sales mix, with increased sales coming from certain programs with higher material cost, combined with increased revenues from new programs, which typically have higher material and labor costs in the early stages of production.

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

In addition, in connection with the offering, we amended and restated our existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.6 million at June 30, 2005. Please refer to “Liquidity and Capital Resources” below for additional information regarding our outstanding indebtedness.

During 2005 and early 2006, we plan to expand operations in China by constructing a 100,000 square foot facility near Shanghai, which will result in capital expenditures in 2005 being significantly higher than previous years’ levels.  We began construction of this facility in the second quarter of 2005 and have recorded $1.0 million of construction-in-progress.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

NET SALES

Net sales decreased by approximately 19.8%, or $7.6 million, to $31.0 million for the three months ended June 30, 2005 from $38.6 million for the three months ended June 30, 2004.

The decrease in net sales is due primarily to a reduction in demand from a number of our datacom and telecom customers, partially offset by a stronger Euro compared to the second quarter of 2004.  Sales to one of our largest customers declined by $3.6 million compared to the prior year’s quarter.

GROSS PROFIT

Gross profit decreased by approximately 48.9%, or $6.0 million, to $6.3 million for the three months ended June 30, 2005 from $12.4 million for the three months ended June 30, 2004. Gross margin for the three months ended June 30, 2005 decreased to 20.4% from 32.0% in the prior year period.

The decrease in gross profit was due primarily to the decrease in revenues and the resulting loss of contribution margin on those revenues, combined with a change in product mix during the second quarter of 2005 that included programs with higher material content than the year-earlier period.  The decrease in gross margin was due primarily to higher labor and overhead costs as a percentage of net sales resulting from the lower revenue level, combined with the change in product mix.  Higher logistics costs related to certain materials sourcing issues experienced during the second quarter of 2005 also contributed to the gross margin decline.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2005, increased by approximately 15.8%, or $1.0 million, to $7.3 million from $6.3 million for the three months ended June 30, 2004.  As a percentage of sales, operating expenses increased to 23.7% from 16.4% in the prior year period.

The increase in operating expenses is due primarily to increased general and administrative expenses associated with operating as a new publicly traded company.  During the second quarter of 2005, we incurred an increase in professional fees associated with compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.  Also contributing to the increased expenses were severance costs related to certain employee terminations, a stronger Euro, and start-up expenses related to establishing a manufacturing operation in China, partially offset by certain expense reductions attributable to lower revenue levels.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, we reported an operating loss of $1.0 million for the three months ended June 30, 2005 compared to operating income of $6.0 million for the three months ended June 30, 2004.  Operating margin decreased to (3.3)% from 15.5% in the second quarter of 2004.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2005 was $0.7 million compared to $0.7 million for the three months ended June 30, 2004. There was no appreciable change compared to the prior year’s quarter.

INCOME TAXES

Provision for income taxes was $0.1 million for the three months ended June 30, 2005 compared to $0.9 million for the comparable period in 2004.  Provision for income taxes for the three months ended June 30, 2005 was calculated by estimating full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the quarter during which the income was generated.  For the three months ended June 30, 2005, we recorded an income tax provision despite reporting a pre-tax loss, because a portion of our taxable income for 2005 is being generated in tax jurisdictions without operating loss carryforwards, while we are generating taxable losses in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $1.8 million for the three months ended June 30, 2005, compared to net income of $4.4 million for the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

NET SALES

Net sales decreased by approximately 16.5%, or $12.5 million, to $63.0 million for the six months ended June 30, 2005 from $75.5 million for the six months ended June 30, 2004.

The decrease in net sales is due primarily to a reduction in demand from a number of our datacom and telecom customers.  Sales to one of our largest customers declined by $8.8 million compared to the prior year’s period.  Also contributing to the decline were the effect of material shortages and the transitioning of certain customer programs to consignment hub arrangements. Revenue recognition on shipments to the consignment hubs is delayed until the customer pulls the product from the hub for their production requirements. These items were partially offset by a stronger Euro compared to the prior year’s period.

GROSS PROFIT

Gross profit decreased by approximately 42.5%, or $10.3 million, to $14.0 million for the six months ended June 30, 2005 from $24.3 million for the six months ended June 30, 2004. Gross margin for the six months ended June 30, 2005 decreased to 22.2% from 32.2% in the prior year period.

The decrease in gross profit was due primarily to the decrease in revenues and the resulting loss of contribution margin on those revenues, combined with a change in product mix during the first half of 2005 that included programs with higher material content than the year-earlier period.  The decrease in gross margin was due primarily to higher labor and overhead costs as a percentage of net sales resulting from the lower revenue level, combined with the change in product mix.  Higher logistics costs related to certain materials sourcing issues experienced during the first half of 2005 also contributed to the gross margin decline.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2005, decreased by approximately 1.6%, or $0.2 million, to $12.4 million from $12.6 million for the six months ended June 30, 2004.  As a percentage of sales, operating expenses increased to 19.7% from 16.7% in the prior year period.

The decrease in operating expenses is primarily due to a gain from insurance proceeds of $2.5 million related to the fire damage experienced in the Belgium facility in February 2004. This was mostly offset by increased general and administrative expenses associated with operating as a new publicly traded company.  During the first half of 2005, we incurred a significant increase in audit fees and insurance costs, as well as professional fees associated with compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Also contributing to the increased expenses were a stronger Euro and start-up costs related to establishing a manufacturing operation in China.

OPERATING INCOME

As a result of the factors discussed above, operating income decreased to $1.6 million for the six months ended June 30, 2005 compared to $11.7 million for the six months ended June 30, 2004.  Operating margin decreased to 2.5% from 15.5% in the prior year period.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2005 was $1.4 million compared to $3.8 million for the six months ended June 30, 2004.  The decrease in interest expense is due to the repayment of debt and conversion to equity of our senior convertible notes in connection with our initial public offering.

INCOME TAXES

 Provision for income taxes was $1.3 million for the six months ended June 30, 2005 compared to $1.3 million for the comparable period in 2004.  Provision for income taxes for the six months ended June 30, 2005 was calculated by estimating full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the period during which the income was generated.  For the six months ended June 30, 2005, our provision for income taxes of $1.3 million was larger than our pre-tax income of $0.2 million, because a portion of our taxable income for 2005 is being generated in tax jurisdictions without operating loss carryforwards, while we are generating taxable losses in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $1.1 million for the six months ended June 30, 2005, compared to net income of $6.5 million for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2005, compared to net cash used in operating activities of $0.8 million for the six months ended June 30, 2004.  Cash provided by operating activities for the six months ended June 30, 2005 reflected the positive effect of a decrease in accounts receivable of $1.9 million, due to lower revenue levels during the second quarter of 2005 compared to the fourth quarter of 2004, as well as an increase in accrued liabilities and accrued restructuring costs of $1.4 million, due primarily to a short-term advance of $0.9 million received to fund construction costs of the Company’s new facility in China.  These items were mostly offset by a reduction in accounts payable of $2.2 million, due to lower revenue levels during the second quarter of 2005 compared to the fourth quarter of 2004, and an increase in inventories of $1.0 million, due primarily to an increase in consignment hub inventories partially offset by a decrease in raw materials.  Net cash used in operating activities of $0.8 million for the six months ended June 30, 2004 reflected the positive effect of $6.5 million of net income and $1.6 million of depreciation and amortization, as well as the negative impact of increases in accounts receivable, inventories, and prepaid expenses and other current assets of $1.2 million, $1.5 million, and $1.2 million, respectively.  In addition, an increase in accrued liabilities and accrued restructuring costs of $1.7 million and an increase in other long-term obligations of $1.6 million contributed to net cash used in operating activities for the six months ended June 30, 2004.

Net cash provided by investing activities for the six months ended June 30, 2005 was $0.5 million compared to net cash used in investing activities of $2.3 million for the comparable period in 2004.  Net cash provided by investing activities for the six months ended June 30, 2005 reflected net sales of short-term investments of $3.8 million, mostly offset by capital expenditures of $3.4 million related to manufacturing equipment, construction-in-progress in China, and leasehold improvements. Net cash used in investing activities of $2.3 million for the six months ended June 30, 2004 was comprised primarily of capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 2005 was $0.1 million and was related to employee stock purchase plan proceeds. Net cash provided by financing activities of $15.2 million for the six months ended June 30, 2004 reflected the net proceeds from our initial public offering of $87.6 million, excluding $1.1 million of accrued and unpaid offering costs, offset by payments on long-term debt of $65.5 million and net payments under the old revolving lines of credit of $6.1 million.

LIQUIDITY

As of June 30, 2005, we had cash and cash equivalents of $14.2 million, working capital of $45.3 million and no borrowings under the Credit Facility. We believe these amounts, together with cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.  Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt issuances.  Our current and future liquidity needs primarily arise from working capital requirements and capital expenditures, including our current expansion into China.  Our historical capital expenditures have primarily resulted from investments in equipment to increase manufacturing capacity and to improve manufacturing efficiencies. For 2005, we expect capital expenditures to be approximately $8.0 million to $9.0 million, which will relate primarily to our purchase of a building and equipment in China and investments in manufacturing equipment at other facilities. We invested $3.4 million in property, plant and equipment during the first half of 2005, of which $1.0 million related to construction of our China facility.

 As of June 30, 2005, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility. We are required to make semi-annual interest payments to holders of the senior notes.

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

The maturities of our long-term debt and future payments relating to our operating leases and other obligations as of June 30, 2005 are as follows (in thousands):

Contractual Obligations	July to December 2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt	$—	$—	$—	$46,630	$—	$—	$46,630
Operating leases	751	1,511	1,523	1,534	514	—	5,833
Purchase order commitments	14,844	1,578	—	—	—	—	16,422
European restructuring	60	225	202	179	173	544	1,383
Long service award	10	48	94	184	292	1,303	1,931
Deferred compensation	—	—	—	—	—	871	871

Total	$15,665	$3,362	$1,819	$48,527	$979	$2,718	$73,070

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with our initial public offering in February of 2004, we amended our existing senior revolving credit facility with General Electric Capital Corporation. The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.6 million at June 30, 2005. We plan to use funds available under this credit facility to finance working capital and other cash requirements as needed. The credit facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

The agreements governing the Credit Facility and our senior notes contain covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends. The agreements also contain a financial ratio test based on senior leverage, and customary events of default, including defaults in the payment of principal or interest, defaults in the compliance with the covenants described above, cross defaults to other material debt and bankruptcy or other insolvency events.

As of June 30, 2005, we were in compliance with all of the financial covenants set forth in the principal agreements governing our debt. Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at June 30, 2005 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The amendment eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains a number of provisions that may affect our future effective income tax rate. The most significant provision would allow us to elect to deduct from our taxable income 85% of certain eligible dividends received by us from our non-U.S. subsidiaries before the end of 2005. FSP 109-2 provides additional time, beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on our plan for reinvestment or repatriation of foreign earnings. We have not yet completed our evaluation of the impact, if any, of the repatriation provisions of this Act nor have we determined the related range of income tax effects of such repatriation. Our evaluation is expected to be complete by the end of fiscal year 2005.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk relating to our operations result primarily from changes in foreign currency exchange rates and short-term interest rates.  We did not have any derivative financial instruments at June 30, 2005.

We had no variable rate debt outstanding at June 30, 2005.  However, any debt we incur under the Credit Facility will bear interest at a variable rate.  We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro.  We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates.  This risk is mitigated by the fact that our European revenues, costs and expenses are all generally recorded in Euros, thereby reducing the risk of foreign currency translations on our European operations.  The effect of foreign currency exchange rate fluctuations on our operating results as of and for the three months ended June 30, 2005, was not material.  Historically, we have not actively engaged in exchange rate hedging activities.

Item 4.    Controls and Procedures.

a)         Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  The evaluation included certain control areas in which we have made changes to improve and enhance controls.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b)         Internal Control Over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, we did not maintain sufficient documentation of the design or operation of our computer program change control process relating to database software, systems software and network software, and in certain circumstances we did not maintain adequate user access controls. This was considered a material weakness as of December 31, 2004.  During the second quarter of 2005, third party consultants assisted us in designing and implementing appropriate procedures and controls over computer program changes as well as user access.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, internal controls over computer program changes and user access have been sufficiently remediated.

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                                   Legal Proceedings

During the six months ended June 30, 2005, we were not a party to any material legal proceedings.  We are occasionally a party to lawsuits relating to routine matters incidental to our business.  As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

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

4.                                       Approximately $7.3 million has been used as of June 30, 2005, for general corporate purposes; and

5.                                       Approximately $6.0 million has been retained by us for general corporate purposes and is held in high-grade commercial paper with an original maturity of three months or less.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 28, 2005. Two proposals were presented to a vote of the stockholders:

(1)                                  the election of directors for the upcoming year; and

(2)                                  the ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2005.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter as applicable:

Proposal No. 1 – Election of Directors.

Director	Votes For	Votes Against	Votes Withheld

Kenneth Kilpatrick	13,475,501	—	737,259
Jeffrey Frank	13,714,725	—	498,035
Anthony Bloom	13,710,910	—	501,850
Christopher Brothers	13,686,248	—	526,512
Clark Michael Crawford	13,475,501	—	737,259
Raymond Meyer	13,475,501	—	737,259
Ian Schapiro	13,700,560	—	512,000

Proposal No. 2 – Ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors.

Votes For	Votes Against	Votes Withheld

14,205,360	7,400	—

Item 6.                                   Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation (1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation (1)
4.1	Specimen of Stock Certificate (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Registration Statement on Form S-8 filed by the Registrant on March 16, 2004.
(2)	Previously filed with Amendment No. 4 to the Registration Statement on Form S-1 filed by the Registrant on February 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 2005

CHEROKEE INTERNATIONAL CORPORATION

	By:	/s/ Jeffrey M. Frank
Jeffrey M. Frank
President and Chief Executive Officer

	By:	/s/ Van Holland
Van Holland
Chief Financial Officer
(Principal Financial and Accounting
Officer)