Form 10-Q
period 2005-10-02
CHEROKEE INTERNATIONAL CORP
filed 2005-11-16
CIK 1090069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission file number 000-50593

CHEROKEE INTERNATIONAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-4745032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
2841 Dow Avenue, Tustin, California	92780
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of October 31, 2005, 19,232,111 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,411	$14,585
Short-term investments	325	4,178
Accounts receivable, net	24,415	27,929
Inventories, net	28,514	28,278
Prepaid expenses and other current assets	1,641	2,056
Total current assets	66,306	77,026
Property and equipment, net	16,625	15,028
Deposits and other assets	1,297	965
Deferred financing costs, net	378	476
Goodwill	6,317	6,317
	$90,923	$99,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,436	$12,803
Accrued liabilities	8,850	6,733
Accrued compensation and benefits	6,098	6,987
Accrued restructuring costs	230	259
Total current liabilities	23,614	26,782
Long-term debt, net of current portion	46,630	46,630
Other long-term obligations	3,998	4,266
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,232,111 and 19,206,207 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	19	19
Paid-in capital	183,803	183,713
Accumulated deficit	(168,976)	(165,666)
Accumulated other comprehensive income	1,835	4,068
Net stockholders’ equity	16,681	22,134
	$90,923	$99,812

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net sales	$26,418	$36,375	$89,420	$111,829
Cost of sales	21,753	26,434	70,801	77,613
Gross profit	4,665	9,941	18,619	34,216
Operating Expenses:
Engineering and development	2,116	2,462	6,822	7,128
Selling and marketing	1,631	1,945	5,633	5,775
General and administrative	2,560	2,180	8,736	6,281
Stock compensation expense	—	227	—	227
Gain from insurance proceeds	—	—	(2,490)	—
Total operating expenses	6,307	6,814	18,701	19,411
Operating income (loss)	(1,642)	3,127	(82)	14,805
Interest expense	(643)	(713)	(2,035)	(4,509)
Other income, net	50	93	75	40
Income (loss) before income taxes	(2,235)	2,507	(2,042)	10,336
Provision for income taxes	(73)	818	1,268	2,118
Net income (loss)	$(2,162)	$1,689	$(3,310)	$8,218
Net income (loss) per share:
Basic	$(0.11)	$0.09	$(0.17)	$0.51
Diluted	$(0.11)	$0.09	$(0.17)	$0.50
Weighted average common shares outstanding:
Basic	19,232	19,182	19,220	15,970
Diluted	19,232	19,463	19,220	18,397

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss)	$(2,162)	$1,689	$(3,310)	$8,218
Other comprehensive income (loss):
Foreign currency translation adjustments	229	1,141	(2,233)	115
Comprehensive income (loss)	$(1,933)	$2,830	$(5,543)	$8,333

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,310)	$8,218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,335	2,261
Stock compensation expense	—	227
Gain on sale of property and equipment	(30)	—
Amortization of deferred financing costs	97	118
Write-off of unamortized deferred financing costs and debt discount	—	224
Net change in operating assets and liabilities:
Accounts receivable, net	2,030	(2,810)
Inventories, net	(1,128)	(3,078)
Prepaid expenses and other current assets	269	(385)
Deposits and other assets	(332)	(582)
Accounts payable	(3,541)	125
Accrued liabilities and accrued restructuring costs	571	(2,332)
Accrued compensation and benefits	(343)	(65)
Accrued interest payable	585	327
Other long-term obligations	122	(1,655)
Net cash provided by (used in) operating activities	(2,675)	593
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,799)	(3,075)
Net change in short-term investments	3,853	(68)
Proceeds from sale of property and equipment	34	—
Net cash used in investing activities	(912)	(3,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	—	11,301
Payments on revolving lines of credit	—	(17,433)
Payments on obligations under capital leases	—	(665)
Payments on long-term debt	—	(65,519)
Deferred financing costs	—	(249)
Proceeds from employee stock purchases and the exercise of warrants and stock options	90	16
Short-term advances for construction costs	1,217	—
Net proceeds from sale of common stock	—	86,470
Net cash provided by financing activities	1,307	13,921
Cash effect of exchange rate changes	(894)	157
Net increase (decrease) in cash and cash equivalents	(3,174)	11,528
Cash and cash equivalents, beginning of period	14,585	4,887
Cash and cash equivalents, end of period	$11,411	$16,415
SUPPLEMENTAL INFORMATION
Conversion of senior convertible notes into common stock	$—	$53,370
Interest paid	$1,300	$3,721
Income taxes paid	$364	$1,591

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

Results of operations for the interim three month and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s third quarter represented the 13-week period ended on October 2, 2005 and the 14-week period ended on October 3, 2004. For presentation purposes, these fiscal quarters, and the nine month periods then ended, have been referred to as ending on September 30.

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

The table below reconciles net income (loss) as reported and pro forma net income (loss) had compensation cost been determined using the provisions of SFAS No. 123 for the three month and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss), as reported	$(2,162)	$1,689	$(3,310)	$8,218
Stock-based employee compensation included in net income (loss), net of tax	—	227	—	227
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(274)	(263)	(890)	(587)
Net income (loss) pro forma	$(2,436)	$1,653	$(4,200)	$7,858
Net income (loss) per share, as reported:
Basic	$(0.11)	$0.09	$(0.17)	$0.51
Diluted	$(0.11)	$0.09	$(0.17)	$0.50
Pro forma net income (loss) per share:
Basic	$(0.13)	$0.09	$(0.22)	$0.49
Diluted	$(0.13)	$0.08	$(0.22)	$0.48

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

The weighted average assumptions used to value option grants during the nine months ended September 30, 3005 were: expected stock price volatility of 43%; risk-free interest rate of 3.67%; no dividends; and expected lives of five years. The assumptions used for the nine months ended September 30, 2004 were: expected stock price volatility of 53%; risk-free interest rate of 3.51%; no dividends; and expected lives of five years.

Since its inception on February 16, 2004, 592,062 shares of common stock have been authorized for issuance under the 2004 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, our employees can choose to have up to a maximum of 15% of their eligible annual base earnings withheld, subject to an annual maximum of $25,000 or 2,100 shares per offering period, to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing price at the beginning of each six-month offering period or at the end of each six-month period. The Company accounts for its ESPP under APB Opinion No. 25 and does not recognize compensation cost related to employee rights under this plan.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for obsolescence (in thousands):

	September 30, 2005	December 31, 2004
Raw material	$18,124	$20,788
Work-in-process	4,791	4,741
Finished goods	5,599	2,749
Inventories, net	$28,514	$28,278

As of September 30, 2005 and December 31, 2004, the reserve for inventory obsolescence was $4.4 million and $4.5 million, respectively.

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

Provision for income taxes of $1.3 million for the nine months ended September 30, 2005 was calculated by estimating the full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the period during which the income was generated. For the nine months ended September 30, 2005, our consolidated loss before income taxes was $2.2 million; however, because a portion of taxable income for 2005 is generated in tax jurisdictions without operating loss carryforwards, while taxable losses are generated in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes, we recorded a provision for income taxes of $1.3 million.

4.   Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common and potential shares of common stock for each period presented, except for periods that reflect net losses, in which case adding potential shares of common stock would be anti-dilutive. Potential common shares include the dilutive effect, if any, of stock options, warrants and the employee stock purchase plan under the treasury stock method and senior convertible notes under the if-converted method. For purposes of the diluted earnings per share calculation for the three month and nine month periods ended September 30, 2005, potential common shares of 18,927 and 21,565, respectively, were excluded because their effect would be anti-dilutive. For purposes of the diluted earnings per share calculation for the nine month period ended September 30, 2004, the senior convertible notes are assumed to have been converted at the beginning of the period, and as a result, net income has been increased by $1.0 million for the reduction in interest expense related to the senior convertible notes.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss)	$(2,162)	$1,689	$(3,310)	$8,218
Adjustment for interest expense on senior convertible notes				1,036
Net income (loss), adjusted	$(2,162)	$1,689	$(3,310)	$9,254
Shares:
Weighted-average common shares outstanding—basic	19,232	19,182	19,220	15,970
Effect of dilutive securities:
Senior convertible notes and warrants	—	—	—	1,960
Outstanding stock options	—	281	—	467
Weighted-average common shares outstanding—diluted	19,232	19,463	19,220	18,397
Net income (loss) per share:
Basic	$(0.11)	$.09	$(0.17)	$.51
Diluted	$(0.11)	$.09	$(0.17)	$.50

5.   Deferred Financing Costs

Net deferred financing costs are comprised of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Deferred financing costs	$580	$580
Accumulated amortization	(202)	(104)
Deferred financing costs, net	$378	$476

The Company amortizes deferred financing costs over the life of the related debt.

6.   Long-Term Debt

Long-term debt consists of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
5.25% senior notes payable to third parties:
Non-current	$24,485	$24,485
5.25% senior notes payable to affiliates:
Non-current	22,145	22,145
Total long-term debt	$46,630	$46,630

The senior notes mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of its foreign subsidiaries. As of September 30, 2005, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior notes.

In connection with the Company’s initial public offering completed February 25, 2004, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.3 million at September 30, 2005. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios. As of September 30, 2005, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $3.7 million with a Belgian bank, BBL, which is denominated in Euros, is collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of September 30, 2005, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.   Other Long-Term Obligations

Other long-term obligations consist of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Long term portion of European restructuring cost liabilities	$1,078	$1,508
Long service award liabilities	1,977	2,057
Deferred compensation	943	701
Total other long-term obligations	$3,998	$4,266

8.   Cherokee Europe Restructuring

In June 2003, the Company received approval for a restructuring plan (the “European Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium. The European Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. All of the terminations were completed in 2003. Pursuant to the European Restructuring, the Company recorded a restructuring charge of $4.5 million in operating expenses in the statement of operations during fiscal year 2003. The European Restructuring costs are comprised entirely of one-time termination benefits to be paid through 2010. The Company has paid $0.3 million during the nine month period ended September 30, 2005 under the European Restructuring.

A reconciliation of the European Restructuring accrual for the period January 1, 2005 through September 30, 2005 is as follows (in thousands):

Balance as of December 31, 2004	$1,767
Provision	—
Payments	(266)
Foreign exchange rate effect	(193)
Balance as of September 30, 2005	1,308
Less current portion	(230)
Due after one year	$1,078

9.   Customer Concentration

For the three months ended September 30, 2005, no customer accounted for more than 10% of net sales. For the nine months ended September 30, 2005, one customer accounted for 11% of net sales. For the three months and nine months ended September 30, 2004, one customer accounted for 18% of net sales, and no other customer accounted for more than 10% of net sales. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s consolidated financial position and results of operations.

As of September 30, 2005, no customer accounted for more than 10% of our net accounts receivable.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the financial statements for guarantees and indemnifications as of September 30, 2005.

Legal Matters

The Company is currently in the process of an arbitration proceeding against a former executive. This person has disputed the amount due under their 2003 Stock Option Plan Agreement at the time of their resignation from the Board in July 2004. The amount in dispute is approximately $300,000. In the event that the arbitration is decided against the Company, the Company will be liable to this former executive for the disputed amount, plus the Company may be liable for this person’s legal costs and expenses.

In addition, the Company is, in the normal course of business, subject to various other legal matters, and believes they will not individually or collectively have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

11.   Stock and Deferred Compensation Plans

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2005, a total of 592,062 shares of Common Stock were authorized for issuance under the plan. The number of shares authorized under the plan will increase annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. The ESPP utilizes six-month offerings with employee purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. As of September 30, 2005, 44,570 shares have been issued under the ESPP.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”). As of September 30, 2005, a total of 1,184,124 shares of the Company’s Common Stock were authorized for issuance under the 2004 Plan. The number of shares authorized under the 2004 Plan will increase annually on the first day of the Company’s fiscal year in an amount equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares.

As of September 30, 2005, the Company has granted options to purchase 789,089 shares of Common Stock under the 2004 Plan, which included 135,589 options granted to non-employee directors. As of September 30, 2005, no shares have been issued under the 2004 Plan.

Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credit at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years. As of September 30, 2005, the Company has recorded a liability of $0.9 million for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities. The Company has provided no contribution matches to date as of September 30, 2005.

12.   Retirement Plans

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan for the three month and nine month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$37	$41	$115	$118
Interest cost	60	63	187	182
Expected return on plan assets	(34)	(36)	(105)	(105)
Net periodic benefit cost	$63	$68	$197	$195

Cherokee Europe presently anticipates contributing $0.3 million to fund its pension plan in 2005.

13.   Gain From Insurance Proceeds

On January 19, 2004, the Company experienced a fire in part of its facility in Belgium, which destroyed certain inventory, property and equipment. As of September 30, 2005, the Company has received $6.3 million in insurance proceeds. Included in the statement of operations for the nine months ended September 30, 2005 is a gain from insurance proceeds of $2.5 million, which represents the excess of insurance proceeds received over the net book value of assets destroyed and related expenditures.

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

We generate a significant portion of our sales from OEMs in the communications and computing market segment, particularly the wireless infrastructure and networking sectors. During 2001, 2002 and the first quarter of 2003, our operating results were negatively affected by unfavorable economic conditions and reduced capital spending by communication service providers that purchase our customers’ products. Although we saw improvement in these economic conditions throughout the balance of 2003 and into 2004, we experienced lower sales during the second half of 2004, which has continued into the nine months ended September 30, 2005. If conditions do not improve, or instead deteriorate further, our operating results and financial condition could be adversely affected.

Gross margins in the second half of 2004 and the nine months ended September 30, 2005 reflect a shift in our sales mix, with increased sales coming from certain programs with higher material cost.

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

In addition, in connection with the offering, we amended and restated our existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.3 million at September 30, 2005. Please refer to “Liquidity and Capital Resources” below for additional information regarding our outstanding indebtedness.

During 2005 and early 2006, we are expanding operations in China by constructing a 100,000 square foot facility near Shanghai, which will result in capital expenditures in 2005 being significantly higher than previous years’ levels. We began construction of this facility in the second quarter of 2005 and have recorded $.6 million of construction-in-progress for the three month period ended September 30, 2005 and $1.6 million for the nine month period ended September 30, 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES

Net sales decreased by approximately 27.4%, or $10 million, to $26.4 million for the three months ended September 30, 2005 from $36.4 million for the three months ended September 30, 2004.

The decrease in net sales is due primarily to a reduction in demand from a few of our larger programs in the datacom and telecom market segments. Sales to one of our largest customers declined by $3.6 million compared to the prior year’s quarter.

GROSS PROFIT

Gross profit decreased by approximately 53.1%, or $5.3 million, to $4.7 million for the three months ended September 30, 2005 from $9.9 million for the three months ended September 30, 2004. Gross margin for the three months ended September 30, 2005 decreased to 17.7% from 27.3% in the prior year period.

The decrease in gross profit was due primarily to the decrease in revenues and the resulting loss of contribution margin on those revenues, combined with a different product mix during the third quarter of 2005 that included programs with higher material content than the three months ended September 30, 2004. The decrease in gross margin was due primarily to higher labor and overhead costs as a percentage of net sales resulting from the lower revenue level, combined with the change in product mix.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2005, decreased by approximately 7.4%, or $.5 million, to $6.3 million from $6.8 million for the three months ended September 30, 2004. As a percentage of sales, operating expenses increased to 23.9% from 18.7% in the prior year period.

The decrease in operating expenses is due primarily to lower sales commissions and salary costs, due generally to lower revenues, partially offset by higher professional fees associated with readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, we reported an operating loss of $1.6 million for the three months ended September 30, 2005 compared to operating income of $3.1 million for the three months ended September 30, 2004. Operating margin decreased to (6.2)% from 8.6% in the third quarter of 2004.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2005 was $0.6 million compared to $0.7 million for the three months ended September 30, 2004. There was no appreciable change compared to the prior year’s quarter.

INCOME TAXES

Provision for income taxes was a negative $0.1 million for the three months ended September 30, 2005 compared to $0.8 million for the comparable period in 2004. Provision for income taxes for the three months ended September 30, 2005 was calculated by estimating full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the quarter during which the income was generated. A portion of our taxable income for 2005 is being generated in tax jurisdictions without operating loss carryforwards, while we are generating taxable losses in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $2.2 million for the three months ended September 30, 2005, compared to net income of $1.7 million for the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES

Net sales decreased by approximately 20.0%, or $22.4 million, to $89.4 million for the nine months ended September 30, 2005 from $111.8 million for the nine months ended September 30, 2004.

The decrease in net sales is due primarily to a reduction in demand from a few of our larger programs in the datacom and telecom market segments. The majority of the decline in sales was related to the net decrease in sales by some of our larger customers in 2005, offset by increased sales from other customers in comparison to the nine months ended September 30, 2004. During the nine months ended September 30, 2005, one of our largest customers declined by $10.9 million compared to the nine months ended September 30, 2004. Also contributing to the decline were the effect of material shortages and the transitioning of certain customer programs to consignment hub arrangements. Revenue recognition on shipments to the consignment hubs is delayed until the customer pulls the product from the hub for their production requirements.

GROSS PROFIT

Gross profit decreased by approximately 45.6%, or $15.6 million, to $18.6 million for the nine months ended September 30, 2005 from $34.2 million for the nine months ended September 30, 2004. Gross margin for the nine months ended September 30, 2005 decreased to 20.8% from 30.6% in the prior year period.

The decrease in gross profit was due primarily to the decrease in revenues and the resulting loss of contribution margin on those revenues, combined with a change in product mix during 2005 that included programs with higher material content than prior year. The decrease in gross margin was due primarily to higher labor and overhead costs as a percentage of net sales resulting from the lower revenue level, combined with the change in product mix. Higher logistics costs related to certain materials sourcing issues experienced during the first half of 2005 also contributed to the gross margin decline.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2005, decreased by approximately 3.7%, or $0.7 million, to $18.7 million from $19.4 million for the nine months ended September 30, 2004. As a percentage of net sales, operating expenses increased to 20.9% from 17.4% in the prior year period.

The decrease in operating expenses is due primarily to a gain from insurance proceeds of $2.5 million received in 2005 related to a fire damage experienced in the Belgium facility in February 2004, offset mainly by higher professional fees associated with readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act.

OPERATING INCOME

As a result of the factors discussed above, operating income decreased to a loss of $.1 million for the nine months ended September 30, 2005 compared to operating income of $14.8 million for the nine months ended September 30, 2004. Operating margin decreased to (.1%) from 13.2% in the prior year period.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2005 was $2.0 million compared to $4.5 million for the nine months ended September 30, 2004. The decrease in interest expense is due to the repayment of debt and conversion to equity of our senior convertible notes in connection with our initial public offering.

INCOME TAXES

Provision for income taxes was $1.3 million for the nine months ended September 30, 2005 compared to $2.1 million for the comparable period in 2004. Provision for income taxes for the nine months ended September 30, 2005 was calculated by estimating full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the period during which the income was generated. A portion of our taxable income for 2005 is being generated in tax jurisdictions without operating loss carryforwards, while we are generating taxable losses in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $3.3 million for the nine months ended September 30, 2005, compared to net income of $8.2 million for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash used in operating activities was $2.7 million for the nine months ended September 30, 2005, compared to net cash provided in operating activities of $0.6 million for the nine months ended September 30, 2004. Cash used in operating activities for the nine months ended September 30, 2005 reflected a reduction in accounts payable of $3.5 million, due to lower revenue levels during the third quarter of 2005 compared to the fourth quarter of 2004, an increase in inventories of $1.1 million, due primarily to an increase in consignment hub inventories partially offset by a decrease in raw materials, and a net loss before depreciation and amortization of $1.0 million. These items were partially offset by a decrease in accounts receivable of $2.0 million, due to lower revenue levels during the third quarter of 2005 compared to the fourth quarter of 2004, as well as an increase in accrued liabilities and accrued restructuring costs of $.6 million. Net cash used in operating activities of $0.6 million for the nine months ended September 30, 2004 reflected the positive effect of $8.2 million of net income and $2.3 million of depreciation and amortization, as well as the negative impact of increases in accounts receivable, inventories, prepaid expenses and deposits and other assets of $2.8 million, $3.1 million, and $.4 million, and $.6 million respectively. In addition, a decrease in accrued liabilities and accrued restructuring costs of

$2.3 million and a decrease in other long-term obligations of $1.7 million contributed to net cash used in operating activities for the nine months ended September 30, 2004.

Net cash used in investing activities for the nine months ended September 30, 2005 was $0.9 million compared to net cash used in investing activities of $3.1 million for the comparable period in 2004. Net cash used in investing activities for the nine months ended September 30, 2005 reflected net sales of short-term investments of $3.9 million, more than offset by capital expenditures of $4.8 million related to manufacturing equipment, construction-in-progress in China, and leasehold improvements. Net cash used in investing activities of $3.1 million for the nine months ended September 30, 2004 was comprised primarily of capital expenditures.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $1.3 million and was related primarily to a short-term advance of $1.2 million received from the industrial park in China in connection with the construction costs of the Company’s new facility in China. Net cash provided by financing activities of $13.9 million for the nine months ended September 30, 2004 reflected the net proceeds from our initial public offering of $87.6 million, excluding $1.1 million of accrued and unpaid offering costs, offset by payments on long-term debt of $65.5 million and net payments under the old revolving lines of credit of $6.1 million.

LIQUIDITY

As of September 30, 2005, we had cash and cash equivalents of $11.4 million, working capital of $42.7 million and no borrowings under the Credit Facility. We believe these amounts, will be sufficient to meet our cash requirements for at least the next twelve months. Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt issuances. Our current and future liquidity needs primarily arise from working capital requirements and capital expenditures, including our current expansion into China. Our historical capital expenditures have primarily resulted from investments in equipment to increase manufacturing capacity and to improve manufacturing efficiencies. For 2005, we expect capital expenditures to be approximately $8.0 million to $9.0 million, which will relate primarily to our purchase of a building and equipment in China and investments in manufacturing equipment at other facilities. We invested $4.8 million in property, plant and equipment during the nine month period ended September 30, 2005, of which $1.8 million related to our China facility.

As of September 30, 2005, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility. We are required to make semi-annual interest payments to holders of the senior notes.

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

The maturities of our long-term debt and future payments relating to our operating leases and other obligations as of September 30, 2005 are as follows (in thousands):

Contractual Obligations	October to December 2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$—	$—	$—	$46,630	$—	$—	$46,630
Operating leases	376	1,511	1,523	1,534	515	—	5,459
Purchase order commitments	15,166	1,874	—	—	—	—	17,040
European restructuring	42	227	204	181	175	479	1,308
Long service award	5	48	95	186	294	1,367	1,995
Deferred compensation	—	—	—	—	—	943	943
Total	$15,589	$3,660	$1,822	$48,531	$984	$2,789	$73,375

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with our initial public offering in February of 2004, we amended our existing senior revolving credit facility with General Electric Capital Corporation. The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.3 million at September 30, 2005. We plan to use funds available under this credit facility to finance working capital and other cash requirements as needed. The credit facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

As of September 30, 2005, we were in compliance with all of the financial covenants set forth in the principal agreements governing our debt. Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at September 30, 2005 will be sufficient to meet our anticipated cash requirements for at least the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after

December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our consolidated financial condition or results of operations.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Market risk relating to our operations result primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at September 30, 2005.

We had no variable rate debt outstanding at September 30, 2005. However, any debt we incur under the Credit Facility will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our European revenues, costs and expenses are all generally recorded in Euros, thereby reducing the risk of foreign currency translations on our European operations. The effect of foreign currency exchange rate fluctuations on our operating results as of and for the three months ended September 30, 2005, was not material. Historically, we have not actively engaged in exchange rate hedging activities.

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

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

We are currently in the process of an arbitration proceeding against a former executive. This person has disputed the amount due under their 2003 Stock Option Plan Agreement at the time of their resignation from the Board in July 2004. The amount in dispute is approximately $300,000. In the event that the arbitration is decided against us, we will be liable to this former executive for the disputed amount, plus we may be liable for this person’s legal costs and expenses.

During the nine months ended September 30, 2005, we were not a party to any other material legal proceedings. We are occasionally a party to lawsuits relating to routine maters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

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

4.     Approximately $8.9 million has been used as of September 30, 2005, for general corporate purposes; and

5.     Approximately $4.4 million has been retained by us for general corporate purposes and is held in high-grade commercial paper with an original maturity of three months or less.

Item 6.                        Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation(1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation(1)
4.1	Specimen of Stock Certificate(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 16, 2005
CHEROKEE INTERNATIONAL CORPORATION
	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President and Chief Executive Officer
	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)