Form 10-K
period 2006-01-01
CHEROKEE INTERNATIONAL CORP
filed 2006-04-18
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2006

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒  No ☐    (2) Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2005) was approximately $36,179,805.

As of February 28, 2006, 19,259,612 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CHEROKEE INTERNATIONAL CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended January 1, 2006

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 13 of this report. The information contained in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (the “SEC”) from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Unless the context indicates otherwise, all references herein to “Cherokee International Corporation,” “the Company,” “we,” “us,” and “our” refer collectively to Cherokee International Corporation and its subsidiaries.

Our fiscal years 2005, 2004, 2003 and 2002 ended on January 1, 2006, January 2, 2005, December 28, 2003 and December 29, 2002, respectively. For convenience, our discussion in this Annual Report on Form 10-K shows all fiscal quarters and fiscal years as ending on the last day of the calendar month.

PART I

ITEM 1.                BUSINESS

Overview

We are a designer and manufacturer of power supplies for original equipment manufacturers (“OEMs”). Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the high-end computing, storage equipment, wireless infrastructure, enterprise networking, medical and industrial markets. Our power supply products are differentiated from those used in lower-end electronics, such as personal computers and mobile phones, by their complexity, high level of engineering content and reliability. We strive to distinguish ourselves from our competitors by offering sophisticated engineering, design flexibility, innovative solutions, rapid prototype development and efficient, low-cost manufacturing to our customers.

Our principal executive offices are located at 2841 Dow Avenue, Tustin, California 92780, and our telephone number is (714) 544-6665. We maintain a website at www.cherokeepwr.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website or upon written request to 2841 Dow Avenue, Tustin, California 92780, Attention: Investor Relations as soon as reasonably practicable after the Company electronically files such materials with the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

We were founded in 1978 as a small manufacturing company serving local California markets. Since then, we have evolved into a worldwide company serving customers through out the world. During our 28-year history, we have established and increased our presence in multiple international markets by investing in the development of new facilities and through acquisitions. We opened new facilities in Bombay, India; Guadalajara, Mexico; and Shanghai, China. In order to increase our European presence and strengthen our capabilities in the telecommunications system market, we purchased the Belgium-based ITS Company, (Cherokee Europe) from Panta Electronics on June 15, 2000, which added a manufacturing facility in Wavre, Belgium. In 2005, we further invested in our business by expanding our operations into the Far East where we opened a new facility in Shanghai, China (the “China Facility”). Since November 1987, our main office and U.S. manufacturing facility has been located in Tustin, California. On November 26, 2002, we reorganized from a California limited liability company into a Delaware corporation by merging Cherokee International, LLC with and into Cherokee International Corporation.

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

Need for Highly Reliable Power in Critical Commercial Applications

Power supplies are normally embedded in OEMs’ products and deliver power critical to the function of those products. Although the power supply typically constitutes less than 5% of the cost of the end product, it must efficiently and reliably convert power from the electric utility grid into the precise form and quality of power required by complex electronic equipment, such as mainframe computers, enterprise servers, routers and networking equipment, wireless base stations, access networks, ultrasound machines, and industrial process control and automation equipment. This equipment requires a precise and constant supply of electrical power, significantly more refined than the power provided by the electric utility grid.

On average, the electric utility grid supplies quality power, free from surges, spikes or sags 99.9% of the time. However, this still results in the equivalent of nine hours per year of unavailable power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In lower-end consumer electronics applications, a brief interruption of power only interrupts operation for the time that the power is actually unavailable. In commercial applications, however, interruption in the power supply or an inability to regulate and distribute the precise amount of power within the commercial application could cause the entire end product to fail, resulting in extensive downtime. This downtime could cause the OEM to lose revenue as a result of customer dissatisfaction and may cause financial and operational damage to the end user of the OEM’s product. As a result, OEMs are very selective in their choice of a power supply vendor and place a high degree of importance on the vendor’s reliability, emphasizing the quality of the products as well as the sophistication of the vendor’s engineering capabilities.

Power Supply Market—Custom, Modified Standard and Standard

Power supplies are designed for an OEM based on the needs of specific customer applications. Each of these applications may require a standard, modified standard or custom designed power supply.

•       Custom power supplies are typically sold directly to a manufacturer and necessitate a strong working relationship between the OEM and the power supply vendor. OEMs purchase custom power supplies to provide maximum design flexibility to meet the exact requirements for their specific application. These custom products usually have low- to mid-production volumes and higher margins than standard or modified standard models. Custom power supplies are typically provided by a sole source supplier. Once a custom power supply is designed into an OEM’s product, it is difficult, time consuming and costly for the OEM to switch vendors.

•       Modified standard power supplies are standard products or platforms with a minimal amount of modification. These products are characterized by (1) shorter lead times; (2) lower up-front engineering costs; (3) potentially quicker development times; and (4) higher production volume.

•       Standard power supplies are designed to appeal to a wide range of customers for use in a variety of different applications. These products are sold directly to manufacturers and through third-party distributors. Standard power supplies offer benefits to the OEM because they have limited up-front engineering requirements, are readily available from multiple sources and facilitate a faster time-to-market for new product development. This type of product is significantly more price competitive.

Reduction of Approved Vendors Benefits Quality Power Supply Companies

To improve operating efficiencies and shorten the cycle time required to introduce new products, OEMs are relying on a smaller number of approved vendors, including power supply vendors. We believe OEMs are choosing these select power supply vendors based on:

•       Custom design capabilities and engineering expertise;

•       Complete end to end solutions including a broad product offering built from high power density platforms;

•       Ability to meet rapid time-to-market requirements;

•       Product quality, reliability and competitive pricing; and

•       Superior supply chain management to resolve global supplies, sourcing and delivery issues.

Competitive Strengths

We believe that we benefit from our competitive strengths in the industry due to the following reasons:

Focused Provider of Custom Solutions

We specialize in providing AC/DC customized and modified standard power supplies. We have a highly talented team of engineers who have extensive experience in designing customized and modified standards with high-quality and reliable power supply solutions. We believe our engineering expertise and our database of product designs provides us with a competitive advantage over our competition.

Distinctive Combination of Local Engineering with Low-Cost Manufacturing

We provide our customers with competitive pricing and better service compared to our competition because of our strategically located design and engineering facilities, which are located closer to our customers’ design and manufacturing facilities. This proximity to our customers design and manufacturing facilities, facilitates a faster turn around of changes requested by our customers to the design of the product during the design and testing process, which improves efficiency and lowers the costs, and provides our customers with better service. Therefore, “point of consumption” is important in our strategy of investing in operations, which exist in close proximity to our customers locally and globally. With our design centers located in the United States, Europe, and China we can provide a more efficient alternative to their design and engineering product demands.

We are able to offer competitively priced manufactured products to our customers at lower costs to them due to our manufacturing facilities located in Shanghai, China; Guadalajara, Mexico and Bombay, India. These facilities allow us the ability to provide low-cost manufacturing solutions for the more labor-intensive aspects of our production process. Most of our products can be manufactured in multiple facilities, which gives us flexibility in meeting our customers’ changing production requirements.

Efficient Operations Generate Stronger Margins

We believe our efficient operations will enable us in the future to generate stronger operating margins once our shipment volumes and capacity utilization increases. We will achieve stronger margins by:

•       Focusing on designing and manufacturing mid- to high-end custom and modified standard power supplies;

•       Using common componentry in our products to achieve lower cost of materials;

•       Purchasing substantially all of our raw materials directly from manufacturers, rather than distributors;

•       Utilizing our lower-cost manufacturing facilities in China, Mexico and India for higher volume and labor-intensive production requirements;

•       Effectively managing our costs and our capacity utilizations.

Strong Partnerships with Blue Chip OEM Customers

We provide products to a number of leading OEMs. We believe our customers continue to seek long-term power-solution partners to act as an extension of their own engineering teams and support their global manufacturing product needs over long product lifecycles. We have assembled a team of engineers focused on custom/modified standard design with close relationships to our customers’ engineering staffs. We believe these engineering relationships have allowed us to strengthen our overall relationships with our customers.

Sole Provider for Programs Comprising Sales

Because of the custom nature of our products, a significant portion of our sales are from sole source relationships with our customers. Our products are generally used for the entire life cycle of a customer’s end product, providing a base of recurring sales from year to year during that cycle. This life cycle can range anywhere from two to five years in computing, storage and communications applications and up to seven to fifteen years in industrial and medical applications. We have found that OEMs generally do not change vendors once a power supply has been designed into a product.

Reputation for Quality and Service in an Increasingly Demanding Environment

We use advanced quality control methods to monitor our design and manufacturing process. In addition, we test 100% of our finished products using automated equipment and customer-approved tests. Our reputation for quality and service has been recognized by Frost & Sullivan, a market research consulting firm, which awarded us its 2003 Market Engineering Customer Service Innovative Award. We were the only power supply company to receive this award in 2003.

Rapid Prototype Lead Times and Time-to-Production

Prototype lead-time is a critical factor in a customer’s selection of a power supply manufacturer. On average, we deliver custom product prototypes within 10 to 12 weeks of a “design win”. This rapid prototyping capability along with our effort to reduce production time helps our customers meet their product development commitment dates and beat their competitors to market. We provide our customers with short prototype lead times and fast time-to-production by:

•       Employing experienced engineers who are dedicated to design and development, and communicate directly with a customer’s engineers throughout the design process;

•       Setting up our manufacturing lines to run custom products efficiently; and

•       Leveraging our common componentry and extensive database of product designs.

Experienced Management Team

Jeffrey Frank joined Cherokee in September 2001 as President, Chief Executive Officer and Director. Prior to joining Cherokee, Mr. Frank was President of Lambda LEI for two years. From May 1996 to March 2000, Mr. Frank was President of Polestar Laboratories. Mr. Frank has over 21 years of experience in the electronics industry in which he spent twelve years with Deltec Electronics, a manufacturer of uninterruptible power supplies that are marketed to OEM accounts globally. Mr. Frank is a member of the board of directors of Elgar Holdings, Inc.

Linster W. Fox joined Cherokee in October 2005 as Executive Vice President of Finance, Chief Financial Officer, and Secretary. Prior to joining Cherokee, Mr. Fox, worked at Anacomp, Inc., an international document management and multi-vendor services company, where he served as Executive Vice President, and Chief Financial Officer, since November 2000. Prior to November 2000, Mr. Fox was Senior Vice President, and Corporate Controller, at Anacomp. Mr. Fox previously served in a variety of financial management roles, as Vice President in Anacomp’s corporate finance, international, technical services, engineering and manufacturing organizations. Prior to Anacomp, Mr. Fox worked for DatagraphiX Inc., a designer and manufacturer of high-end computer output devices with sales and service organizations around the world. There he held several financial management positions, including a five-year assignment in the U.K., as Director of Finance, with their European operations. Prior to DatagraphiX Inc., Mr. Fox worked in public accounting in Washington D.C. with what is now PricewaterhouseCoopers. His clients included public, commercial and international companies. Mr. Fox is a Certified Public Accountant and holds a B.S.B.A. degree from Georgetown University.

Bud Patel has served as our Executive Vice President since April 1996 and was Vice President of Engineering of Cherokee from 1987 to 1993. Mr. Patel served as President of Bikor Corporation from June 1993 through March 1996, when we acquired substantially all of the assets of Bikor. Prior to joining Cherokee in 1987, Mr. Patel was a Director of Engineering at Leland Electro Systems for over 25 years.

Mukesh Patel has served as Executive Vice President of Global Operations, since June 2005. Prior to June 2005, Mr. Patel served as Cherokee’s Vice President of Information Technology since August 1996. Prior to Cherokee, Mr. Patel served as Vice President of Operations at Bikor Corporation, until Cherokee acquired substantially all of the assets of Bikor.

Alex Patel has served as our Vice President of Engineering since August 2002 and served as Director of Engineering from 1988 to 1993 and from March 1996 to August 2002. Mr. Patel was the Vice President of Engineering at Bikor from 1993 through March 1996, when we acquired substantially all of the assets of Bikor. Prior to joining the Company in 1988, Mr. Patel was a Senior Development Engineer at GE and Leland Electrosystems for 11 years combined.

Dennis Pouliot has served as Vice President of Strategic Accounts for Cherokee since February 2005. Mr. Pouliot served as a vice president in the sales and marketing departments of Cherokee and its predecessor from March 1991 to February 2005. Prior to joining us, Mr. Pouliot was a sales manager at Lambda Qualidyne from June 1989 to March 1991 and a Director of International Sales and Marketing from September 1978 through June 1989.

Howard Ribaudo has served as Vice President of Sales for Cherokee since February 2005. Mr. Ribaudo served as Vice President of Global Accounts from March 1996 to February 2005, and served in various other capacities for Cherokee from 1988 through September 1993. Mr. Ribaudo served as Vice President of Sales and Marketing for Bikor Corporation from September 1993 through March 1996, when we acquired substantially all of the assets of Bikor.

Business Strategy

Our objective is to grow our business profitably by being the power supply partner of choice for select industry-leading OEMs who require sophisticated power solutions. Key elements of our strategy include:

Increase Sales to Our Existing Customers, Development of New Accounts in Growth Markets and a Diversification of Customers in the Four Vertical Markets Served.

Over the past few years, we have made a significant effort to enhance the processes and systems used in our interaction with customers. These enhancements include the addition of sales administration and program management personnel who provide expanded customer service support, the implementation of a global account strategy to coordinate the sales efforts of our North American, European and Asian operations for customers that require a global purchasing solution, and systems to improve the efficiency of our order entry process. We believe these changes have resulted in increased sales and exemplary customer service to many of our existing customers. We intend to leverage our competitive strengths; in-depth knowledge of our customers’ needs and expanded product line to continue to increase sales to our existing customers. In addition, as OEMs reduce the number of power supply vendors with whom they work, we continue to focus on increasing our business with existing customers.

Expand Our Customer Base Through Increased Sales and Marketing Efforts

We continue to invest in our internal sales force and our network of independent sales representatives; their focus and efforts have been on developing new business from our existing customer relationships.

Increase Sales from Complementary DC/DC Product Offerings

In 2003, we entered the rapidly growing DC/DC market by introducing complementary DC/DC products, which generated 12 design wins, mainly from our existing customers. In 2005, we generated 113 design wins for our DC/DC products, our accumulated design wins to date were 161 at December 31, 2005 compared to 48 designs wins at December 31, 2004. We continue to focus on selling our DC/DC products to existing AC/DC customers, as we believe there is an increased demand for such products.

Expand and Cross-Sell Product Offerings

We plan to continue to broaden our existing product line and cross-sell products on a global basis to attract new customers in order to capture a larger market share of our existing customers’ business. We intend to leverage our portfolio of standard and modified standard products in order to market these products both directly and on a private label and branded basis through available sales channels. We believe we have the ability and that the opportunity exists to market custom products developed for one customer on a custom, modified standard or standard basis, to other customers.

Expand Our International Manufacturing Presence

We expanded our operations into the Far East where we opened a new facility in Shanghai, China; we plan to be fully operational by the second quarter ended 2006. The facility contains over 120,000 square feet of space with the capacity to accommodate sales, marketing, manufacturing, engineering and the requisite support personnel and functions that will enable us to fulfill our plans to penetrate this area of the world as well as address the manufacturing needs of our North American and European customers; by locating our manufacturing facilities closer to our customers’ own facilities, we are able to offer solutions with a lower cost base, increase production flexibility and decrease the lead times of our products.

Leverage Infrastructure to Improve Margins

Operating costs of our existing manufacturing facilities and related administrative expenses are relatively fixed, and should increase at a slower rate as sales improve. In addition, we have the opportunity to leverage our engineering and sales staff for higher revenue programs without significant increases in staffing and related costs. The relatively fixed cost structure of our business model should allow us to realize higher margins on incremental revenue. We believe that our available manufacturing capacity, combined with our manufacturing facility in China, will be sufficient to accommodate significant future growth. Additionally, we intend to further drive efficiencies in manufacturing, and minimize labor, supply and manufacturing costs, through the utilization of our facilities located outside of the United States.

Pursue Selected Acquisitions

The worldwide power supply industry is highly fragmented. We intend to evaluate opportunities to acquire companies that we believe have operations that are complementary to our own and will improve our geographic reach or strengthen our customer base.

Competitive and Business Challenges

Relatively Lower Net Sales

The design, manufacture and sale of power supplies are highly competitive. Some of our competitors have substantially greater net sales, resources and geographic presence than we do. In addition, cancellations, reductions or delays in customers’ orders or commitments or an increase in warranty product returns could have a greater effect on us than some of our competitors because of our lower level of net sales.

Less Dependence on Small Group of Customers

Although we believe we have strong relationships with our customers, we are successfully becoming less dependent upon sales to a relatively small group of customers. Our top ten customers accounted for approximately 53% of net sales in 2005 compared to approximately 58% of net sales in 2004. Net sales for one of our customers accounted for 10.4% in 2005, and 17% in 2004.

Fixed Operating Costs

Operating costs of our existing manufacturing facilities and related administrative expenses are relatively fixed and therefore cannot be easily reduced if sales decline.

Unpredictable End Markets

As a provider of power supplies to OEMs in the electronic equipment industries, our sales are dependent upon the success of these end markets and the underlying products in which our power supplies are components. We have no control over, and cannot always accurately predict, the demand in our customers’ end markets.

International Operations

A significant portion of our business is conducted internationally. Operating internationally subjects us to risks that we would not otherwise face, such as political and economic instability, terrorism and civil unrest, difficulties in staffing and managing these operations, and fluctuations in foreign exchange rates.

Product Line

Our products cover a broad range of applications in the commercial end-market, from low to high power, ranging from 10 to 27,000 watts. Our power supplies are self-contained units, range in weight from one-half of a pound to thirty pounds and are normally incorporated inside customers’ end products.

Most of our power supplies are custom made, although we also produce some modified standard and standard products. We focus on designing and manufacturing mid- to high-end custom and modified standard commercial power supplies because they typically have the highest margins. Our large database of custom and modified standard products allow us to benefit from the opportunity to incorporate our existing engineering and designs into new customer products in order to expedite design and time to market. We introduced a complementary line of DC/DC products in the commercial market to take advantage of the growing DC/DC market. Our DC/DC converters range from 20 to 500 watts. We will continue to focus on selling our DC/DC products to existing AC/DC customers, as we believe there is an increased demand for these products and synergy with a complete distributed power application or “DPA” solution.

Customers

Our OEM customers are in diverse markets such as servers and storage, networking, wireless infrastructure, medical, high-end mainframes, industrial process controls, and other electronic equipment industries. Most of these OEMs are Fortune 500 companies and leaders in their respective industries. Our top ten customers accounted for approximately 53% of net sales in 2005, and approximately 58% in 2004. One of our customers accounted for 10.4% of net sales during 2005, and 17% during 2004. We derived approximately 44% of our net sales during 2005, and 41% of our net sales in 2004 from customers in the United States. The remainder of our net sales for such periods was to customers outside of the United States, with the majority of these sales to customers in Europe. For the dollar amount of net sales attributable to customers located inside and outside the United States, please refer to Note 12 in our consolidated financial statements included elsewhere in this report.

Sales and Marketing

We market our products and services in North America through an integrated sales approach involving account managers and independent sales representatives with active support from design, engineering and production personnel. Our in-house account managers supervise customer relationships and oversee a nation-wide network of commission-based independent sales representatives whose main purpose is to identify new opportunities. We market our products in Europe using a combination of a local direct sales team, independent sales representatives, in-house account managers and a new developing Value Added Reseller (VAR) channel.

We focus our efforts in expanding relationships with existing customers and aggressively targeting emerging OEM industry leaders with whom the opportunity exists to provide products and services across a number of product families and through successive product generations. We focus our resources on markets that are growing relatively quickly and have the potential for significant profit margins. One example of an emerging market is the deployment of Triple Play voice, video and data to the home. We see this as an opportunity to provide power to a decentralized Access Network that will support the infrastructure for the smart home. We have already had success in powering systems for Access Network in Europe and are looking to the Far East as potential markets for this technology.

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

Backlog

We generally sell our products pursuant to purchase orders rather than long-term contracts, and customers may generally cancel, reduce or postpone orders or commitments. Backlog consists of purchase orders received for which we have not shipped product. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. Our backlog was approximately $49.6 million at February 28, 2006 and $35.7 million at February 28, 2005. We expect a substantial majority of our backlog to be shipped within the next 12 months. We have also entered into certain warehousing arrangements with some of our customers, whereby we have agreed to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party warehouse location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery and title has passed.

Manufacturing Process and Quality Control

A typical power supply consists primarily of one or more printed circuit boards, electronic and electromagnetic components and a sheet metal chassis. The production of our power supplies entails the assembly of structural hardware combined with a sophisticated assembly of circuit boards encompassing highly automated surface mount technology, or SMT.

In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we have automated many electronic assembly and testing processes which were traditionally performed manually and we have standardized our manufacturing processes to efficiently utilize our resources and optimize our capacities. Our manufacturing facilities are designed to quickly produce a broad range of products at a low cost. We have ten SMT lines located throughout our facilities. SMT permits reduction in board size by eliminating the need for holes in the printed circuit boards and by allowing components to be placed on both sides of a board. Each SMT line is capable of placing as many as 40,000 parts per hour, with each machine hour equating to approximately 50 labor hours.

In addition to increasing automation of our facilities, we have standardized our operations to include self-contained continuous flow manufacturing lines, which incorporate flow solder machines, in circuit test machines, highly advanced computer controlled burn-in equipment, automated final test machines, ongoing reliability test equipment, and standardized processes and measurements on all lines. Furthermore, manufacturing processes, quality systems, data collection and documentation are standardized across all facilities for smooth transition among locations to accommodate optimal capacity utilization.

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

Quality and reliability are emphasized in both the design and manufacture of our products. In addition to testing throughout the design and manufacturing process, we test 100% of our finished products using automated equipment and customer-approved tests. Prototypes are reviewed to ensure that they can be efficiently manufactured and an additional out-of-box test or pre-ship audit is performed on randomly selected finished units to further ensuring manufacturing quality and integrity.

All of our facilities in California, Belgium, Mexico, China and India are currently ISO 9001: 2000 certified. All facilities excluding our China Facility are also certified to the higher ISO 14000 standard. Our China Facility is expected to be certified to ISO 14000 by the second half of 2006.

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

Two recent EEC directives that are having an effect on the entire electronics industry are as follows:

(1)   Restriction of Hazardous Substances in Electrical and Electronic Equipment, more commonly known as RoHS. This directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive will become effective on July 1, 2006. To comply with the RoHS directive, it will be necessary to purchase more compliant materials. Every effort will be made to consume the non-compliant material on-hand within a reasonable period. However, there is a potential for having to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the company. There is also a risk for fines associated with non-compliance to the RoHS directive.

(2)   Waste Electrical and Electronic Equipment, also known as WEEE. This directive requires manufacturers and importers to properly recycle or dispose of this equipment at the end of its useful life. This directive became effective August 13, 2005. We believe we have limited exposure to the WEEE directive because our products are usually installed into another user’s system, but this interpretation could change in the future. If so, there could be significant risk from fines and costs associated with non-compliance to the existing laws and regulations in the European Union.

Suppliers

Our high-quality products and ability to provide such products in a relatively short time-to-market are in part the result of a well-managed supply chain network. We typically design products using common components, thereby increasing our purchasing power and reducing inventory risk. Most of our raw materials, including electronic and other components, sheet metal, transistors, mechanical parts and electrical wires, are readily available from several sources, although some of our raw materials are sourced from only one manufacturer, they are generally available in large quantities from a number of different suppliers.

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

Competition

The power supply manufacturing industry is highly fragmented and characterized by intense competition. According to Micro-Tech Consultants, in 2005 there were more than 1,000 third-party AC/DC and DC/DC power supply manufacturers worldwide. No single company dominates the overall power supplies market and our competitors vary depending upon the particular power conversion product category. Our competitors include Artesyn Technologies, Astec Power, Delta Electronics, Magnetek, Power One, Tyco International, Vicor, and many other companies.

We believe that the principal competitive factors in our targeted markets are length of time-to-market, manufacturing flexibility, technical knowledge, quality and cost. We believe that, compared to our competition, we sell products with comparable or better quality characteristics at comparable prices.

Engineering and Product Development

Our engineering and product development activities are principally directed to the improvement of existing products and the development of new power supplies to satisfy customer needs. As part of the collaborative relationships established by us with our key customers, we work closely with our customers to develop new products. Product development is performed by a group of design engineers and technicians primarily located in Tustin, California and Wavre, Belgium. We plan to open a Far East design center in our China Facility in late 2006.

Our total expenditures for engineering and product development were $9.0 million, $9.1 million and $8.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Intellectual Property Matters

Historically, intellectual property rights have not been a significant competitive factor in the power supply industry. Accordingly, we have not expended significant efforts to obtain trademark registrations or other forms of intellectual property protection covering our brands and technologies. However, there is no guarantee that intellectual property rights will not become more significant in the future, or that our competitors will not try to assert intellectual property rights to obtain a competitive advantage. Indeed, from time to time we have received notices of alleged infringement and/or invitations to take licenses from third parties.

Employees

At December 31, 2005, we employed 1,484 full-time employees at our facilities in the following capacities:

	Locations
Function	U.S.	Europe	Mexico	India	China	Total
Manufacturing	242	179	245	528	56	1,260
Engineering (including R&D)	41	39	3	4	1	88
Quality Control	20	11	7	2	6	42
Marketing	13	19	1	—	1	33
General Administration	18	23	9	9	7	61
Total	334	271	265	543	71	1,484

None of our domestic and China employees are represented by a labor organization. Most employees working in our Guadalajara, Mexico facility do have union representation as required under Mexican law. Additionally, most of the employees in Belgium and India are represented by a union that is subject to a collective bargaining agreement. We believe that we have good relations with our employees, including our employees in our Mexico, Belgium and India facilities.

ITEM 1A.        RISK FACTORS

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Annual Report on Form 10-K. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occurs, our business, financial condition or operating results could be harmed substantially.

Risks Relating to Our Company and Industry

We are substantially dependent upon sales to a relatively small group of customers. The loss of one or more major customers, or the discontinuation or modification of these customers’ products, could materially and adversely affect the results of our operations.

Our top ten customers accounted for approximately 53% of our net sales during 2005 and approximately 58% of our net sales during 2004. One of our customers accounted for 10.4% of net sales during 2005, and 17% during 2004. The loss of any of our major customers could have a material adverse effect on our financial condition or results of operations. We do not have long-term contracts with our customers, and our customers use alternative power supply providers for some or all of their products. We may not be able to maintain our customer relationships, and our customers may reduce the volume or cancel purchase orders, purchase power supplies elsewhere or develop relationships with additional providers of power supplies, any of which could adversely affect our financial condition or results of operations. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results. Prior to, or at the end of, a product’s life cycle, any of our customers may decide to discontinue or modify any of its products. In that event, the customer may no longer have a need for our products or may choose to integrate a competitor’s power supply into the customer’s new or modified product. The resulting loss of revenues could also adversely affect our financial condition or results of our operations.

Failure by our customers or us to keep up with rapid technological change in the electronic equipment industries could result in reduced sales.

Many of our existing customers are in the electronic equipment industries, especially wireless infrastructure and networking, and produce products that are subject to rapid technological change, obsolescence and large fluctuations in world-wide product demand. These industries are characterized by intense competition and end-user demand for increased product performance at lower prices. We may not be able to properly assess developments in the electronic equipment industries or identify product groups or customers with the potential for continued and future growth. Factors affecting the electronic equipment industries, in general, or any of our major customers or their products, in particular, could have a material adverse effect on our financial condition or results of operations. For instance, as a provider of power supplies to OEMs in the electronic equipment industries, our sales are dependent upon the success of the underlying products of which our power supplies are a component. We have no control over the demand for or success of these products. If our customers’ products are not well received by, or if demand for their products fail to develop among end-users, our customers may discontinue or modify the product or reduce the production of the product. Any of these events could lead to the cancellation or reduction of orders for our power supplies that were previously made or anticipated, which could materially adversely affect our financial condition or results of operation. See ‘‘—Cancellations, reductions or delays in customers’ orders or commitments, or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations’’ for more information. The markets for our products are characterized by rapidly changing technologies, increasing customer demands, evolving industry standards, frequent new product introductions and shortening product life cycles. Generally, our customers purchase our power supplies for the life cycle of a product, which can range anywhere from two to fifteen years. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as the accurate anticipation of technological and market trends. As the life cycle of our customers’ products shorten, we will be required to bid on contracts for replacement or next generation products to replace revenues generated from discontinued products more frequently. These bids may not be successful. Even if we are successful, we may not be able to successfully develop, introduce or manage the transition of new products.

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

The design, manufacture and sale of power supplies are highly competitive and characterized by increasing customer demands for product performance, shorter manufacturing cycles and lower prices. Our competition includes numerous companies throughout the world, some of which have advantages over us in terms of labor and component costs and technology. Our principal competitors are Artesyn Technologies, Astec Power, Delta Electronics, Magnetek, Power One, Tyco International and Vicor. Some of our competitors have substantially greater net sales, resources and geographic presence than we do. Competition from existing competitors or new market entrants may increase at any time. We also face competition from current and prospective customers that may design and manufacture their own power supplies. In times of an economic downturn, or when dealing with high-volume orders, price may become a more important competitive factor, forcing us to reduce prices and thereby adversely affecting our financial results. Some of our major competitors have also consolidated through merger and acquisition transactions. Consolidation among our competitors is likely to create companies with increased market share, customer bases, proprietary technology and marketing expertise, and an expanded sales force. These developments may adversely affect our ability to compete.

Cancellations, reductions or delays in customers’ orders or commitments, or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations.

We do not obtain long-term purchase orders or commitments from our customers, and customers may generally cancel, reduce or postpone orders or commitments. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. Substantially our entire $47.3 million backlog as of December 31, 2005 was subject to cancellation upon the payment by our customers of cancellation fees that vary depending on individual purchase orders. For example, in 2001 we experienced cancellations of approximately $14.0 million as a result of unfavorable economic conditions and reduced capital spending by communication providers that purchased our customers’ end products. We also enter into certain warehousing arrangements with some of our customers, whereby we agree to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery and title has passed. We may not be able to replace cancelled, delayed or reduced orders or commitments in a timely manner or at all and in some instances may need to write-off inventory. Significant or numerous cancellations, as well as reductions or delays in orders or commitments, including as a result of delays in or the failure to take delivery of products that are subject to such arrangements, by a customer or group of customers, could materially adversely affect our financial condition or results of operations.

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

We have manufacturing operations located in Mexico, Europe, India, and China. We may expand our operations into other foreign countries in the future. In addition, international sales have been, and are expected to continue to be, an important component of our total sales. International sales represented 56% of our net sales in 2005 and 59% of our net sales in 2004. Our manufacturing operations and international sales are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. For example, our European Division (Cherokee Europe) has two restructuring plans in place, the first one (the 1999 Europe restructuring) was inherited by us in 2000 when we purchased this division from Panta Electronics, the second (the 2003 Europe restructuring) was implemented in 2003 by us. Both of these plans were significantly impacted by local labor laws and union labor negotiations, and required termination benefits.  When we acquired Cherokee Europe in 2000 we inherited approximately $2.2 million liability obligation to be paid through 2010. When we implemented the 2003 Europe restructuring we recorded a $4.5 million expense to be paid through 2016. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.’’ Other risks affecting our international operations include:

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

Although we transact business primarily in U.S. dollars, a portion of our sales and expenses, including labor costs, are denominated in the Mexican peso, the Indian rupee, the Euro and other European currencies. For 2005 and 2004, net sales in Europe accounted for 41% and 42% of our net sales, respectively. Fluctuations in the value of the U.S. dollar relative to the Euro impacted our revenue, cost of goods sold and operating margins for these periods and resulted in foreign currency translation gains and losses. Foreign currency translation gains or losses recorded in other comprehensive income, a component of equity, in 2005 and 2004 were a loss of $2.6 million and a gain of $1.6 million, respectively. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future.

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

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. For example, sales to one of our largest customers in the first quarter of 2005 were $5.1 million, and decreased 67% to $1.7 million in the second quarter of 2005 driven by fluctuations in demand from that customer. Fluctuations in customer needs, cancellations, reductions and delays in orders and commitments may cause our quarterly results to fluctuate. See ‘‘—Cancellations, reductions or delays in customers’ orders or commitments or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations.’’ Variations in volume production orders and in the mix of products sold by us have also significantly affected sales and gross profit. Sales are generally impacted by a combination of these items and may also be affected by other factors. These factors include:

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

Our ability to successfully implement our business strategy depends to a significant degree on the efforts of Jeffrey M. Frank, President, Chief Executive Officer, and Director, Linster W. Fox, Executive Vice President of Finance, Chief Financial Officer and Secretary, and Mukesh Patel, Executive Vice President, Global Operations, along with other members of our senior management team. We have no employment retention agreements with our key management executives and do not maintain key person life insurance for any of our executive officers. We believe that the loss of service of any of these executives could have a material adverse effect on our business. In addition, we depend on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. As a result, our ability to maintain and enhance product and manufacturing technologies and to manage any future growth also depends on our success in attracting and retaining personnel with highly technical skills. The competition for these qualified technical personnel may be intense if the relatively limited number of qualified and available power engineers continues. We may not be able to attract and retain qualified technical personnel.

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

Two recent EEC directives that are having an effect on the entire electronics industry are as follows:

(1)         Restriction of Hazardous Substances in Electrical and Electronic Equipment, more commonly known as RoHS. This directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive will become effective on July 1, 2006. To comply with the RoHS directive, it will be necessary to purchase more compliant materials. There is a potential for having to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the company. There is also a risk for fines associated with non-compliance to the RoHS directive.

(2)         Waste Electrical and Electronic Equipment, also known as WEEE. This directive requires manufacturers and importers to properly recycle or dispose of this equipment at the end of its useful life. This directive became effective August 13, 2005. We believe we have limited exposure to the WEEE directive because our products are usually installed into another user’s system, but this interpretation could change in the future. If so, there could be significant risk from fines and costs associated with non-compliance to the existing laws and regulations in the European Union.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control.

Our operations are vulnerable to interruption by earthquakes, fires, electrical blackouts, power losses, telecommunications failures and other events beyond our control. Our executive offices and key manufacturing and engineering facilities are located in Southern California. Because the Southern California area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. Furthermore, the State of California experienced deficiencies in its power supply in 2002, which resulted in occasional rolling blackouts and caused us two-to-four hour power supply interruptions over the course of a few days. In addition, California continues to face periodic shortages in its power supply. If rolling blackouts or other disruptions in power occur, our business and operations would be disrupted, and our business would be adversely affected. In January 2004, we experienced a fire in part of our facility in Belgium, Europe, which destroyed certain inventory, property and equipment. Our business interruption insurance may not be sufficient to compensate us for losses that may occur and would not compensate us for the loss of consumer goodwill due to disruption of service.

Third parties may sue us for alleged infringement of their proprietary rights.

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

Provisions of the agreements governing our debt will restrict our business operations.

At December 31, 2005, we had $46.6 million of 5.25% senior notes outstanding, and we had in place a $20.0 million senior revolving credit facility (with no amounts outstanding) that is subject to a borrowing base comprised of eligible accounts receivable and inventory. Our outstanding indebtedness, including our 5.25% senior notes and any debt incurred pursuant to the senior revolving credit facility, is secured by substantially all of our assets.

Cherokee Europe maintains a working capital line of credit of approximately $4.1 million with a Belgian bank, BBL, which is denominated in Euros, is collateralized by a pledge in first and second rank over a specific amount of business assets, which requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of December 31, 2005, Cherokee Europe had no outstanding borrowings under the line of credit.

Cherokee may need to incur additional debt to continue to grow our business in the future. The agreements governing our debt contain a number of covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends. As of December 31, 2005, we were in compliance with our covenants set forth in the agreements. Our ability to comply with covenants under agreements governing our debt may be affected by events that are beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with the covenants or restrictions contained in agreements governing our debt could result in an event of default under these agreements, which could result in our debt, together with accrued and unpaid interest, being declared immediately due and payable.

Credit risks could materially and adversely affect our operations and financial condition.

Negative or declining economic conditions can increase our exposure to our customers’ credit risk obligations to us. In particular, sales to larger customers are sometimes made through contract manufacturers that do not have the same resources as those customers. Additionally, if one of our major customers experienced financial difficulties, losses could be in excess of our current allowance. At December 31, 2005 and 2004, one of our customers accounted for approximately 10.3% of our total net receivables and another one of our customers accounted for 13.1% , respectively. For the periods ended December 31, 2005 and 2004, our accounts receivable write-offs amounted to less than 1% of our net accounts receivable balance. In the event our customers or those contract manufacturers experience financial difficulties and fail to meet their financial obligations to us, or if our recorded bad debt provisions with respect to receivables obligations do not accurately reflect future customer payment levels, we could incur additional write-offs of receivables that are in excess of our provisions, which could have a material adverse effect on our operations and financial condition. In addition, we depend on the continuing willingness of our suppliers to extend credit to us to finance our inventory purchases. If suppliers become concerned about our ability to generate cash and service our debt, they may delay shipments to us or require payment in advance.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our headquarters are located in Tustin, California. We own two manufacturing facilities, both of which are outside of the United States, and lease five other manufacturing facilities and one warehouse facility. These facilities manufacture labor-intensive magnetic sub-assemblies that are distributed to our other facilities for incorporation into our final products. In addition, we lease satellite offices located in England, France, Germany and Sweden, which serve as sales offices.

All of our leases have renewal options as indicated in the following table. We believe that our leased locations are adequate for our immediate needs and that additional or substitute space is available, if needed, to accommodate future growth and expansion, or relocation. Please refer to Note 12 to our consolidated financial statements included elsewhere in this report for the amount of our long-lived assets outside the United States.

Facilities	Primary Activity	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Renewal Option
Tustin, California	Manufacturing Engineering Administrative	86,000	Leased	April 30, 2009	One five-year renewal
Tustin, California	Warehousing	10,000	Leased	April 30, 2009	One three-year renewal
Irvine, California	Manufacturing Engineering	31,000	Leased	April 30, 2009	One one-year renewal
Wavre, Belgium	Manufacturing Engineering Administrative	178,000	Owned	Not applicable	Not applicable
Guadalajara, Mexico	Manufacturing	35,000	Owned	Not applicable	Not applicable
Bombay, India	Manufacturing	14,000	Leased	March 31, 2008	Unlimited five-year renewals
Bombay, India	Manufacturing	17,000	Leased	March 31, 2009	Unlimited five-year renewals
Shanghai, China	Manufacturing	120,000	*Owned	October 27, 2055	Not applicable

*       The land is an Industrial Park owned by the Government of the People’s Republic of China (the “PRC”).  Under PRC law, the government owns the land and no private parties are allowed to purchase land.  However, the Company owns the building and has invested $5.5 million into the development of this new facility and operation.

ITEM 3.                LEGAL PROCEEDINGS

On March 15, 2006, we concluded an arbitration proceeding with our former Chairman of the Board, over the disputed amount due to him under his 2003 Stock Option Plan Agreement, at the time of his resignation as Chairman of the Board in July 2004. The arbitrator issued an award in favor of him. Pursuant to an agreement with an unrelated third-party, we will be reimbursed for the amounts awarded against us, including fees and legal expenses, in the proceeding.

In late March 2006, the Company was made aware that employees of its Indian subsidiary manufacturing operations had made certain unauthorized payments that may have been in violation of the Foreign Corrupt Practices Act.  The facility in India is used for the sole purpose of manufacturing products for other Company locations and, as such, does not generate revenue or issue invoices to external customers.  It manufactures approximately 6% (by volume) of the products offered by the Company.

The subject payments, in the aggregate, amount to approximately $40,000 during 2004 and 2005 and less than $10,000 in 2006.  The Company has retained outside counsel to conduct an internal investigation into these payments and has notified the Department of Justice and the Securities and Exchange Commission of this matter. The investigation is in its final stages and no payments other than described above have been identified.  We will share the results of the internal investigation, when finalized, with the appropriate regulatory agencies, and will fully cooperate with any investigations that may be conducted by such regulatory agencies.  The Company believes that this matter will not have a material impact on its consolidated financial statements.

During the year ended December 31, 2005, we were not a party to any other material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

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

	Year ended December 31, 2005		Year ended December 31, 2004
	High	Low	High	Low
First Quarter	9.25	6.85	16.84	14.10
Second Quarter	6.95	3.67	15.22	11.09
Third Quarter	5.08	3.38	12.71	6.99
Fourth Quarter	4.70	2.84	9.61	6.42

As of March 1, 2006, there were approximately 860 holders of our common stock.

We have not paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

ITEM 6.                SELECTED FINANCIAL DATA

The selected consolidated financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that appear elsewhere in this report. The selected consolidated financial data as of December 31, 2003, 2002, 2001and for the years ended December 31, 2002, and 2001 have been derived from our audited consolidated financial statements that are not included in this report. No per share information is available prior to November 2002, when we converted from a California limited liability company to a Delaware corporation. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report.

	2005	2004	2003	2002	2001
	(in thousands except share and per share amounts)
Consolidated Statement of Operations Data:
Net sales	$122,079	$148,511	$111,943	$96,293	$121,994
Cost of sales	97,181	104,140	79,397	70,598	91,243
Gross profit	24,898	44,371	32,546	25,695	30,751
Operating expenses	27,557	25,704	22,522	18,150	20,236
Restructuring costs	—	—	4,474	—	—
Stock compensation expense	—	243	990	—	—
Gain from insurance proceeds	(2,898)	—	—	—	—
Operating income	239	18,424	4,560	7,545	10,515
Interest expense	(2,852)	(5,234)	(17,028)	(14,801)	(16,470)
Debt restructuring costs	—	—	—	(3,204)	—
Other income (expense), net	258	47	1,187	(431)	(270)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	(2,355)	13,237	(11,281)	(10,891)	(6,225)
Provision for income taxes	877	2,796	1,151	120	268
Income (loss) before cumulative effect of a change in accounting principle	(3,232)	10,441	(12,432)	(11,011)	(6,493)
Cumulative effect of a change in accounting principle: goodwill impairment	—	—	—	(34,600)	—
Net income (loss)	$(3,232)	$10,441	$(12,432)	$(45,611)	$(6,493)
Net income (loss) per share:
Basic	$(0.17)	$0.62	$(5.83)	—	—
Diluted	(0.17)	0.62	(5.83)	—	—
Weighted average shares outstanding:
Basic	19,230	16,761	2,132	—	—
Diluted	19,230	18,639	2,132	—	—
Other Financial Data:
Cash flow provided by (used in) operating activities	$1,314	$3,979	$(4,805)	$5,161	$17,009
Capital expenditures	$8,144	4,925	1,962	1,027	1,745
Depreciation and amortization	3,141	3,207	3,594	3,445	6,694

	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,543	$14,585	$4,887	$8,504	$2,592
Working capital	40,655	51,109	18,626	15,585	1,169
Total assets	91,318	99,812	77,215	63,944	103,645
Total debt	46,630	46,630	172,435	157,972	158,061
Stockholders’ equity (deficit)	16,462	22,134	(129,968)	(119,611)	(76,132)

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (the “MD&A”) is intended to help the reader understand the results of operations and financial condition of Cherokee International Corporation. MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes to the financial statements (the “Notes”).

Forward-looking statements

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Such factors include, among others, (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of our significant customers or in customer capacity generally, (3) changes in our sales mix to lower margin products, (4) increased competition in our industry, (5) disruptions of our established supply channels, (6) our level of debt and restrictions imposed by our debt agreements, and (7) the additional risk factors identified in Part I, Item 1 of this document. Except as required by law, we undertake no obligation to update any forward-looking statements even though our situation may change in the future.

Business

We are a designer and manufacturer of power supplies for OEMs. Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Guadalajara, Mexico; Wavre, Belgium (Europe) and Shanghai, China. We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India, in Guadalajara, Mexico, and Shanghai, China. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium to our manufacturing capacity and enabled us to better serve the European market.

We generate a significant portion of our sales from OEMs in the communications and computing market segment. Our operating results and financial condition continue to be adversely affected by unfavorable economic conditions and reduced capital spending by the communication service providers that purchase our customers’ products. These conditions have caused our revenues to soften in 2005. In addition, gross margins in 2005 reflect, among other things, a shift in our sales mix during that period, to programs with products with relatively higher material cost.

Basis of Reporting

Net Sales

Net sales consist of sales during the period presented, net of returns. Revenue is recognized from product sales at the time of shipment and passage of title.

Cost of Sales

The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead. Raw materials account for a large majority of our costs of sales. Raw materials include magnetic sub-assemblies, sheet metal, electronic and other components, mechanical parts and electrical wires. Direct labor costs include costs of hourly employees. Manufacturing overhead includes salaries, and the direct expense and allocation of costs attributable to manufacturing for lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

Operating Expenses

Operating expenses include engineering costs, selling and marketing costs and general and administrative expenses. Engineering costs primarily include salaries and benefits of engineering personnel, safety approval and quality certification fees, and depreciation on equipment and subcontract costs for third-party contracting services. Selling and marketing expenses primarily include salaries and benefits to account managers and commissions to independent sales representatives. Administrative expenses primarily include salaries and benefits for certain management and administrative personnel, professional fees and information system costs. Operating expenses also include the direct expense and allocation of costs attributable to these departments for lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. During 2005 and 2004, our top ten customers accounted for approximately 45% and 50% of our accounts receivables, respectively, and 53% and 58% of our net sales, respectively.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory and the current estimated market value of the inventory using the weighted average cost method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical usage data and estimates of future demand. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past five years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over reported our costs of goods sold in previous periods and would be required to recognize additional operating income at the time such inventory is sold. Therefore, although we make every reasonable effort to ensure the accuracy of our estimates of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

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

Results of Operations

The following table sets forth selected items from our statements of operations as a percentage of our net sales for the periods indicated:

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.6	70.1	70.9
Gross profit	20.4	29.9	29.1
Operating expenses	20.2	17.5	25.0
Operating income	0.2	12.4	4.1
Interest expense	(2.3)	(3.5)	(15.2)
Other income, net	0.2	—	1.0
Income (loss) before income taxes	(1.9)	8.9	(10.1)
Provision for income taxes	0.7	1.9	1.0
Net income (loss)	(2.6)%	7.0%	(11.1)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales decreased by approximately 17.8% or $26.4 million, to $122.1 million for the year ended December 31, 2005 from $148.5 million for the year ended December 31, 2004.

The decrease in net sales was primarily due to the reduction in demand for products from a few of our larger programs in the telecom and datacom market segments. The majority of the decline in sales was related to the net decrease in sales to some of our largest customers in 2005. Revenues generated from shipments to our top ten customers declined by $13.8 million, including a $12.6 million decrease in sales to one of our largest customers, from 2004. These decreases have occurred as revenues from older programs decline and are replaced by growing revenues from new programs over time. Also contributing to the decrease from 2004 were the effects of material shortages and the transition of certain customer programs to consignment hub arrangements. Revenue recognition on shipments to the consignment hubs is delayed until the customer pulls the product from the hub for their production requirements. A slightly stronger Euro in 2005 offset the revenue decrease by approximately $0.3 million.

Gross Profit

Gross profit decreased by approximately 43.9% or $19.5 million, to $24.9 million for the year ended December 31, 2005 from $44.4 million for the year ended December 31, 2004. Gross margin for the year ended December 31, 2005 decreased to 20.4% from 29.9% in the prior year.

The decrease in gross profit was due primarily to the decrease in revenues and the resulting loss of contribution margin on those revenues, combined with a different product mix during 2005 that included programs with higher material contents than the prior year. The decrease in gross margin was due primarily to higher labor and overhead costs as a percentage of net sales resulting from the lower revenue level, combined with the change in product mix.

Operating Expenses

Operating expenses for the year ended December 31, 2005 decreased by $1.2 million, or 4.6%, to $24.7 million from $25.9 million for the year ended December 31, 2004. The decrease was due to the $2.9 million insurance proceeds received in 2005, to compensate us for the replacement value of the Belgium, Europe assets destroyed in the 2004 fire. The total recoveries of $6.7 million resulted in a $2.9 million gain reported in the year ending December 31, 2005. As of December 31, 2005 the Company has been reimbursed for the values of the damaged property.

Operating expenses related to General and Administrative salaries, benefits, professional fees and expenses were higher in 2005 compared to 2004 due to costs associated with being a public company and the readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act, even though the Company was not required to comply with Section 404 of the Sarbanes-Oxley Act in 2005 because of market cap. The Company anticipates being compliant with all sections of the legislation when it is required. In addition, we recognized $0.4 million operating expenses in 2005 related to our new Shanghai, China Facility.

Stock Compensation Expense

There was no stock compensation expense for the year ended December 31, 2005 compared to $0.2 million for the year ended December 31, 2004. In 2004, we recorded stock compensation expense of $0.2 million primarily in connection with the retirement of our former Chairman of the Board, and the acceleration of the vesting of his unvested options. As described previously in Item 3, Legal Proceedings, he was awarded additional stock compensation as a result of an arbitration proceeding; however, the cost of the award, including legal expenses, was paid by an unrelated third party and not by Cherokee. As a result no additional stock charge was recognized on our books.

Operating Income

As a result of the factors discussed above, operating income decreased by 98.7%, or $18.2 million, to $0.2 million for the year ended December 31, 2005 from $18.4 million for the year ended December 31, 2004. Operating margin decreased to 0.2% from 12.4% in the prior year.

Interest Expense

Interest expense for the year ended December 31, 2005 was $2.9 million compared to $5.2 million for the year ended December 31, 2004. The $2.3 million decrease in interest expense was due to the repayment of debt and conversion to equity of our senior convertible notes in connection with our initial public offering.

Other Income, Net

Other income, net, for the year ended December 31, 2005 was income of $0.3 million compared to income of $0.5 million for the year ended December 31, 2004.

Income Taxes

The Provision for income taxes for the year ended December 31, 2005 decreased by $1.9 million to $.9 million, compared to $2.8 million for the year ended December 31, 2004.

The decrease in the provision for income taxes from 2004 was due largely to the decrease in income (loss) before income taxes; we incurred a loss before income taxes this year compared to income at December 31, 2004. The valuation allowance on our deferred tax assets for the year ended December 31, 2005 increased by $2.5 million to $56.6 million, compared to $54.1 million for the year ended December 31, 2004.

Provision for income taxes for the twelve months ended December 31, 2005 and 2004 was calculated separately by each tax jurisdictions within the related country of business. In spite of the Company’s overall loss for the year, some of our divisions generated income for the year. For 2005, one of the division’s income was offset with net operating losses (NOL’s) that carried forward. The other divisions had no NOL’s to offset their income for the year, therefore, taxes were applied.

The Company’s new operation in Shanghai, China is not subject to taxes for two years from the first profit making year due to an applicable tax holiday.

See further discussion of the income tax provision and net operating loss carry-forwards in Note 13 to the accompanying consolidated financial statements.

Net Income (Loss)

As a result of the factors discussed above, we recorded net loss of $3.2 million for the year ended December 31, 2005, compared to net income of $10.4 million for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Net sales increased by approximately 32.7% or $36.6 million, to $148.5 million for the year ended December 31, 2004 from $111.9 million for the year ended December 31, 2003.

This increase was primarily attributable to an increase in sales volume to a broad base of customers in the datacom, telecom and industrial end markets, due to economic improvements in the end markets in which they operate. Our 2004 sales increase included sales from several new customers. Sales to three new customers accounted for $12.2 million of the increase in sales during 2004. A favorable foreign currency exchange rate effect of $5.1 million due to a stronger Euro also contributed to the net increase in sales.

Gross Profit

Gross profit increased by 36.6% or $11.9 million, to $44.4 million for the year ended December 31, 2004 from $32.5 million for the year ended December 31, 2003. Gross margin for the year ended December 31, 2004 increased to 29.9% from 29.1% in the prior year. Of the $11.9 million increase in gross profit, $10.6 million was attributable to higher sales volume and the remaining portion was attributable to increased gross margin. The increase in gross margin was due primarily to a reduction in direct labor and factory overhead costs as a percentage of sales of 0.6% and 1.8%, respectively, and was partially offset by a 1.6% increase in material cost as a percentage of sales. For the year ended December 31, 2004, direct labor and factory overhead costs as a percentage of sales at Cherokee Europe improved significantly, reflecting increased efficiencies due to higher production volumes, as well as a lower manufacturing cost structure resulting from the restructuring plan implemented in June 2003, as described below. These decreases in direct labor and overhead costs as a percentage of sales were partially offset by an increase in material costs as a percentage of sales in both Europe and North America, resulting from a change in product mix primarily during the second half of 2004. This mix included programs with higher material contents than the prior year, as well as increased revenues from new programs, which typically have higher material and labor costs in the early stages of production.

Operating Expenses

Operating expenses for the year ended December 31, 2004 decreased by $2.1 million or 7.5%, to $25.9 million from $28.0 million for the year ended December 31, 2003. As a percentage of sales, operating expenses decreased significantly to 17.5% from 25.0% in the prior year.

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

Restructuring Costs

During 2003, we implemented a restructuring plan involving the elimination of a number of operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. Pursuant to the restructuring plan, we recorded a one-time termination benefit charge of $4.5 million for the year ended December 31, 2003.

Stock Compensation Expense

Stock compensation expense for the year ended December 31, 2004 decreased $0.8 million or 75.4%, to $0.2 million from $1.0 million for the year ended December 31, 2003.

In 2004, we recorded stock compensation expense of $0.2 million primarily in connection with the retirement of our former Chairman of the Board, and the acceleration of the vesting of his unvested options. In 2003, we issued 140,677 shares of common stock to management for services rendered. In addition, we issued 12,824 shares of common stock to the management of Cherokee Europe for achieving specified financial performance targets during the second half of 2003, and shares related to the achievement of these performance targets were issued in 2004. As a result, we recorded stock compensation in the year ended December 31, 2003 of $1.0 million, which represented the estimated fair value of these shares as of the historical or proposed issuance date.

Operating Income

As a result of the factors discussed above, operating income increased by approximately 30.0% or $13.8 million, to $18.4 million for the year ended December 31, 2004 from $4.6 million for the year ended December 31, 2003. Operating margin increased to 12.4% from 4.1% in the prior year. Operating income for the year ended December 31, 2003 included the effect of the Cherokee Europe restructuring costs of $4.5 million and stock compensation expense of $1.0 million.

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

The increase in the provision for income taxes from 2003 was due largely to shifts in the geographical mix of income for 2004 and reflects taxable income in Belgium, as we no longer had net operating losses available in Belgium in 2004. Income generated in the United States during 2004 was fully offset by the utilization of deferred tax assets. See further discussion of the income tax provision and NOL’s carry-forwards in Note 13 to the accompanying consolidated financial statements. Provision for income taxes for the year ended December 31, 2003 of $1.2 million was primarily due to an accrual for an estimated tax liability relating to an audit assessment by the India tax authorities for previous years.

Net Income (Loss)

As a result of the factors discussed above, we recorded net income of $10.4 million for the year ended December 31, 2004, compared to a net loss of $12.4 million for the year ended December 31, 2003.

Liquidity and Capital Resources

We expect our liquidity requirements will be primarily for working capital and capital expenditures. We have historically financed our capital needs with cash from operations supplemented by borrowings from credit facilities and debt issuances. As of December 31, 2005, we had cash and cash equivalents of $10.5 million, and borrowing base availability of $13.6 million under our existing revolving credit facility. In addition, Cherokee Europe maintains a working capital line of credit of approximately $4.1 million with a Belgian bank, BBL, which is denominated in Euros, is collateralized by a pledge in first and second rank over a specific amount of business assets, which requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of December 31, 2005, we had no outstanding borrowings. We believe these amounts, together with cash flow from operations, are sufficient to meet our cash requirements for at least the next twelve months.

We completed our initial public offering of 6,600,000 shares of our common stock on February 25, 2004. The net proceeds from the offering were $86.5 million. We used approximately $73.2 million of the net proceeds to repay outstanding indebtedness, including certain term loans, our old revolving credit facility, our second lien notes, related interest on these obligations, as well as accrued interest and interest added to the principal amount of our senior convertible notes. For the twelve months ended December 31, 2004 we had a remaining balance of $9.7 million. During the twelve months ended December 31, 2005 we invested $5.5 million into the development of our new China Facility, and $3.2 million was used in operating expenses and loss for the year.

Net cash provided by operating activities for the year ended December 31, 2005 was $1.3 million, and for the year ended December 31, 2004, net cash provided by operating activities was $4.0 million. This decrease in net cash provided by operating activities for the twelve months ended December 31, 2005 was primarily due to a lower operating income compared to the twelve months ended December 31, 2004, due to lower revenues for the year.

Net cash used in investing activities for the years ended December 31, 2005, and 2004 was $3.9 million, and $9.0 million, respectively. In 2004, the Company used more cash in investing in higher purchases of short-term investments, and the construction at Cherokee Europe related to the portion of the building destroyed by fire in 2004. The Company was fully insured at the replacement value for the destroyed items, subject to a $5,000 deductible. See additional disclosure in Note 14 to our accompanying consolidated financial statements.

Net cash provided by financing activities was $0.2 million in 2005, and $13.9 million in 2004. In February 2004, we completed our initial public offering, which generated net proceeds, after debt repayment and expenses, of approximately $13.3 million. Capital expenditures for the year ended December 31, 2005, were $8.1 million, compared to $4.9 million for the year ended December 31, 2004. The primary increase in capital expenditures for the year ended December 31, 2005 was largely due to our capital investment related to the development of our new China Facility.

Contractual Obligations

As of December 31, 2005, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility. We are required to make semi-annual interest payments to holders of the senior notes.

We have operating lease obligations relating to our facilities in Tustin and Irvine, California, Bombay, India, and Shanghai, China.

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

The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of December 31, 2005 are as follows (in thousands):

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$—	$—	$46,630	$—	$—	$—	$46,630
Operating leases	1,570	1,583	1,579	526	2	114	5,374
Purchase order commitments	20,166	—	—	—	—	—	20,166
1999 Europe restructuring	185	154	117	85	229		770
2003 Europe restructuring	239	216	194	188	173	442	1,452
Long service award	29	57	121	239	471	1,187	2,104
Deferred compensation	—	—	—	—	—	917	917
Total	$22,189	$2,010	$48,641	$1,038	$875	$2,660	$77,413

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with our initial public offering, we amended our existing senior revolving credit facility with General Electric Capital Corporation (the Credit Facility). The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivables and inventory, which was $13.6 million at December 31, 2005. We plan to use funds available under the Credit Facility to finance working capital and other cash requirements as needed. The Credit Facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of the unused loan commitment at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

Cherokee Europe maintains a working capital line of credit of approximately $4.1 million with a Belgian bank, BBL, which is denominated in Euros, is collateralized by a pledge in first and second rank over a specific amount of business assets, which requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of December 31, 2005, Cherokee Europe had no outstanding borrowings under the line of credit.

As of December 31, 2005, we were in compliance with all of the covenants set forth in the principal agreements governing our debt. Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at December 31, 2005 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

Inflation

We do not believe that inflation has had a material impact on our financial position or results of operations.

New Accounting Pronouncements

Information regarding newly issued accounting pronouncements is contained in Note 3 of our consolidated financial statements included elsewhere in this report.

Quarterly Financial Data

QUARTERLY FINANCIAL DATA FOR THE
2005 AND 2004 QUARTERS (unaudited)
(in thousands, except per share amounts)

	2005 Quarter Ended,				2004 Quarter Ended,
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales	$32,010	$30,992	$26,418	$32,659	$36,832	$38,622	$36,375	$36,682
Gross profit	7,642	6,312	4,665	6,279	11,923	12,352	9,941	10,155
Operating income (loss)	2,594	(1,034)	(1,642)	321	5,675	6,003	3,127	3,619
Net income (loss)	625	(1,773)	(2,162)	78	2,160	4,369	1,689	2,223
Basic net income (loss) per share	$0.03	$(0.09)	$(0.11)	$0.00	$0.23	$0.23	$0.09	$0.12
Diluted net income (loss) per share	$0.03	$(0.09)	$(0.11)	$0.00	$0.20	$0.22	$0.09	$0.11

	2005 Quarter Ended,				2004 Quarter Ended,
	Mar. 31	Jun. 30	Sept.30	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	23.9	20.4	17.7	19.2	32.4	32.0	27.3	27.7
Operating income (loss)	8.1	(3.3)	(6.2)	1.0	15.4	15.5	8.6	9.9
Net income (loss)	2.0	(5.7)	(8.2)	0.2	5.9	11.3	4.6	6.1

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at December 31, 2005.

We had no variable rate debt outstanding at December 31, 2005. However, any debt we incur under the Credit Facility and Cherokee Europe line of credit with BBL will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both transacted in Euros, thereby reducing the risk of foreign currency fluctuation on our European operations. The effect of foreign currency exchange rate fluctuations on our operating results as of and for the year ended December 31, 2005, was not material. Historically, we have not actively engaged in exchange rate-hedging activities.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cherokee International Corporation
Tustin, California

We have audited the accompanying consolidated balance sheets of Cherokee International Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive operations, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cherokee International Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
April 17, 2006

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share Amounts)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,543	$14,585
Short-term investments		4,178
Accounts receivable, net of allowance for doubtful accounts of $360 and $124 at December 31, 2005 and 2004, respectively	24,999	27,929
Inventories, net	26,851	28,278
Prepaid expenses and other current assets	1,679	2,056
Deferred income taxes	19	—
Total current assets	64,091	77,026
Property and equipment, net	19,268	15,028
Deposits and other assets	1,296	965
Deferred financing costs, net of accumulated amortization of $234 and $104 at December 31, 2005 and 2004, respectively	346	476
Goodwill	6,317	6,317
	$91,318	$99,812
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11,658	$12,803
Accrued liabilities	6,028	5,705
Accrued compensation and benefits	5,326	6,987
Accrued restructuring costs	424	422
Total current liabilities	23,436	25,917
Long-term debt	24,485	24,485
Long-term debt payable to affiliates	22,145	22,145
Total long-term debt	46,630	46,630
Other long-term liabilities	4,790	5,131
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,259,612 and 19,206,207 shares issued and outstanding at December 31, 2005 and 2004, respectively	19	19
Paid-in capital	183,871	183,713
Accumulated deficit	(168,898)	(165,666)
Accumulated other comprehensive income	1,470	4,068
Net stockholders’ equity	16,462	22,134
	$91,318	$99,812

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2005	2004	2003
Net sales	$122,079	$148,511	$111,943
Cost of sales	97,181	104,140	79,397
Gross profit	24,898	44,371	32,546
Operating Expenses:
Engineering and development	8,981	9,082	8,905
Selling and marketing	7,280	7,896	6,253
General and administrative	11,296	8,726	7,364
Restructuring costs	—	—	4,474
Stock compensation expense	—	243	990
Gain from insurance proceeds	(2,898)	—	—
Total operating expenses	24,659	25,947	27,986
Operating income	239	18,424	4,560
Interest expense	(2,852)	(5,234)	(17,028)
Other income, net	258	47	1,187
Income (loss) before income taxes	(2,355)	13,237	(11,281)
Provision for income taxes	877	2,796	1,151
Net income (loss)	$(3,232)	$10,441	$(12,432)
Net income (loss) per share:
Basic	$(0.17)	$0.62	$(5.83)
Diluted	$(0.17)	$0.62	$(5.83)
Weighted average shares outstanding:
Basic	19,230	16,761	2,132
Diluted	19,230	18,639	2,132

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE OPERATIONS
(In Thousands, Except Shares)

	Common Stock		Paid-In	Accumulated	Accumulated Other Comprehensive	Net Stockholders’ Equity	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)	Operations
BALANCE, December 31, 2002	2,073,077	$2	$42,720	$(163,675)	$1,342	$(119,611)
Issuance of common stock	140,677		990			990
Components of comprehensive income (loss):
Net loss				(12,432)		(12,432)	$(12,432)
Foreign currency translation					1,085	1,085	1,085
BALANCE, December 31, 2003	2,213,754	2	43,710	(176,107)	2,427	(129,968)	$(11,347)
Issuance of common stock	12,821
Issuance of common stock in connection with initial public offering	6,600,000	7	86,463			86,470
Conversion of senior convertible debt into common stock	6,283,796	6	53,364			53,370
Exercise of warrants	4,071,114	4	4			8
Issuance of common stock under employee stock plans	24,722		172			172
Components of comprehensive income (loss):
Net income				10,441		10,441	$10,441
Foreign currency translation					1,641	1,641	1,641
BALANCE, December 31, 2004	19,206,207	19	183,713	(165,666)	4,068	22,134	$12,082
Issuance of common stock under employee stock plans	53,405		158			158
Components of comprehensive income (loss):
Net loss				(3,232)		$(3,232)	(3,232)
Foreign currency translation					(2,598)	(2,598)	(2,598)
BALANCE, December 31, 2005	19,259,612	$19	$183,871	$(168,898)	$1,470	$16,462	$(5,830)

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,232)	$10,441	$(12,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,141	3,207	3,594
Amortization of deferred financing costs	130	150	311
Stock-based compensation	—	243	990
Pay-in-kind interest converted to debt	—	—	12,099
(Gain) loss on sale / disposition of fixed assets	(30)	2	(367)
Write-off of deferred financing costs	—	224	—
Deferred income taxes	—	37	(18)
Other, net	—	—	(19)
Net change in operating assets and liabilities:
Accounts receivable, net	1,230	(1,150)	(7,249)
Inventories, net	404	(2,693)	(7,936)
Prepaid expenses and other current assets	210	(142)	(681)
Deposits	(331)	(715)	291
Accounts payable	(429)	(674)	4,624
Accrued liabilities and restructuring	931	(2,067)	(1,700)
Accrued compensation and benefits	(1,036)	(988)	1,592
Accrued interest payable	67	(296)	(1,527)
Other long-term liabilities	259	(1,600)	3,623
Net cash provided by (used in) operating activities	1,314	3,979	(4,805)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,144)	(4,925)	(1,962)
Net sales (purchases) of short-term investments	4,177	(4,087)	672
Proceeds from sale of property and equipment	34	—	516
Net cash used in investing activities	(3,933)	(9,012)	(774)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	—	11,301	70,638
Payments on revolving lines of credit	—	(17,433)	(64,572)
Payments on obligations under capital leases	—	(893)	(1,363)
Payments on long-term debt	—	(65,519)	(2,537)
Deferred financing costs	—	(249)	—
Net proceeds from sale of common stock	158	86,470	—
Proceeds from exercise of warrants, options and employee stock purchases	—	180	—
Net cash provided by financing activities	158	13,857	2,166
Cash effect of exchange rate changes	(1,581)	874	(204)
Net increase (decrease) in cash and cash equivalents	(4,042)	9,698	(3,617)
Cash and cash equivalents, beginning of period	14,585	4,887	8,504
Cash and cash equivalents, end of period	$10,543	$14,585	$4,887
SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$2,523	$5,156	$3,433
Cash paid during the year for income taxes	$439	$2,782	$254
Conversion of senior convertible notes into common stock	$—	$53,370	$—
Noncash:
Additions to property and equipment	$885	$—	$—

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Initial Public Offering

The Company completed its initial public offering of 6,600,000 shares of its common stock, par value $0.001 per share (“Common Stock”), on February 25, 2004, at a price of $14.50 per share. The net proceeds to the Company from this offering after paid and accrued offering costs of $9.2 million were $86.5 million. The Company used approximately $73.2 million of the net proceeds to repay certain outstanding indebtedness and accrued interest. Immediately prior to the consummation of the offering, the Company completed a 1-for-3.9 reverse stock split of its outstanding Common Stock. All shares, per share and conversion amounts relating to common stock, warrants and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the reverse stock split for all periods presented. Also in connection with the offering, the Company issued 6,283,796 shares of Common Stock upon conversion of the original principal amount of its outstanding senior convertible notes of $53.4 million, and issued 4,071,114 shares of Common Stock upon the exercise of outstanding warrants.

2.                 LINE OF BUSINESS

The Company is a designer and manufacturer of power supplies for original equipment manufacturers (“OEMs”). Its advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets.

3.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cherokee Europe SCA and related entities (“Cherokee Europe”), Cherokee Electronica, S.A. DE C.V. (“Electronica”), Cherokee India Pvt. Ltd. (“India”), Powertel India Pvt. Ltd. (“Powertel”), and Cherokee International (China) Power Supply LLC (“Cherokee China”). Inter-company accounts and transactions have been eliminated.

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

Fiscal Year

The Company’s fiscal years 2005, 2004, and 2003 ended on January 1, 2006, January 2, 2005, and December 28, 2003, respectively. For convenience, the accompanying consolidated financial statements have been shown as ending on December 31st. The fiscal year ending January 1, 2006 included 52 weeks, the fiscal year ended January 2, 2005 included 53 weeks, and the fiscal year ended December 28, 2003 included 52 weeks.

Translation of Foreign Currencies

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of Cherokee Europe is the Euro. The functional currency of Electronica, India, Powertel and Cherokee China is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars. Translation adjustments related to Cherokee Europe are reflected as a component of stockholders’ equity in other comprehensive operations.

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

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following amounts, net of reserves for obsolescence (in thousands):

	December 31, 2005	December 31, 2004
Raw material	$18,855	$20,788
Work-in-process	3,599	4,741
Finished goods	4,397	2,749
	$26,851	$28,278

As of December 31, 2005 and December 31, 2004, the reserve for inventory obsolescence was $3.8 million and $4.5 million, respectively.

Property and Equipment

Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	5-20 years
Machinery and equipment	5-10 years
Dies, jigs and fixtures	3 years
Computers, software, office equipment and furniture	3-5 years
Automobiles and trucks	5 years
Leasehold improvements	Lesser of 5 years or lease term

Deferred Financing Costs

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

Net deferred financing costs are comprised of the following as of December 31, 2005 and December 31, 2004 (in thousands):

	December 31, 2005	December 31, 2004
Deferred financing costs	$580	$580
Accumulated amortization	(234)	(104)
Deferred financing costs, net	$346	$476

During the year ended December 31, 2005, the Company amortized deferred financing costs of $0.2 million, and during the year ended December 31, 2004, the Company wrote off unamortized deferred financing costs of $0.2 million and fully amortized deferred financing costs of $0.3 million, as a result of the repayment of outstanding indebtedness in connection with the initial public offering.

Goodwill

The Company adopted Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill And Other Intangible Assets, effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually, or more frequently, when events or circumstances indicate that their carrying value may be impaired. The Company performs its impairment test annually at the end of the third quarter.

In compliance with the requirements of SFAS 142, the Company has determined that its reporting units consist of two operating segments, which are Cherokee North America consisting of the United States, Mexico, and India operations and Cherokee Europe consisting of the European and Chinese operations. All goodwill has been assigned to the Cherokee Europe reporting unit. Based on management’s assessment of improving conditions in the European marketplace and independent valuations utilizing discounted cash flow and industry market multiple valuation methodologies, there were no events or circumstances for the years ended December 31, 2005 and 2004 that indicated impairment.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2005, and 2004.

Fair Value of Financial Instruments

The amounts recorded for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The amounts recorded for long-term debt, borrowings under revolving line of credit and capital lease obligations approximate fair value, as interest is tied to or approximates market rates.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carry-forwards to the extent they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period. A deferred tax asset valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

As of December 31, 2005, deferred tax assets include $36.9 million relating to a tax basis step up from a re-capitalization transaction in 1999 and $19.9 million of NOL’s carry-forwards. The Company has recorded a valuation allowance against a significant portion of its deferred tax assets.

The provision for income taxes of $0.9 million for the year ended December 31, 2005 primarily reflects the estimated taxable income in Belgium since there is no longer any available NOL’s carry-forward related to Belgium in 2005 as the remaining NOL’s carry-forward related to Belgium was completely utilized in 2004 by off setting it against the 2004 taxable income.

Revenue Recognition

The Company follows the provisions of Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (“SAB 104”), for revenue recognition. Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

The Company generally recognizes revenue at the time of shipment because this is the point at which revenue is earned and realizable and the earnings process is complete. Title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our warehouse. Revenue is only recognized when collectibility is reasonably assured. We may charge shipping and handling fees to customers, which are included in revenue. The related costs are recorded in cost of goods sold.

The Company has entered into arrangements with certain customers whereby products are delivered to a third party warehouse location for interim storage until subsequently shipped and accepted by our customers. Revenues from these sales are recognized upon shipment from the third party warehouse location to the customers, when title has passed. The Company offers a one-year warranty for defective products. Warranty charges have been insignificant during the periods presented.

Credit Risk

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses.

Stock-Based Compensation

As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company accounts for its employee stock-based compensation plan using the intrinsic value method under APB Opinion 25, Accounting for Stock Issued to Employees, and provides the expanded disclosures specified in SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

The table below reconciles net income (loss) as reported and pro forma net income (loss) had compensation expense been determined using the provisions of SFAS 123 (in thousands except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$(3,232)	$10,441	$(12,432)
Stock-based employee compensation related to stock options included in net income (loss), net of tax	—	243	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,147)	(853)	(161)
Net income (loss)—pro forma	$(4,379)	$9,831	$(12,593)
Net income (loss) per share, as reported:
Basic	$(0.17)	$0.62	$(5.83)
Diluted	$(0.17)	$0.62	$(5.83)
Pro forma net income (loss) per share:
Basic	$(0.23)	$0.59	$(5.91)
Diluted	$(0.23)	$0.58	$(5.91)

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

The weighted average assumptions used to value option grants during year ended December 31, 2005 were: expected stock price volatility of 52.6%; risk-free interest rate of 3.97%; no dividends; and expected lives of five years. The assumptions used for the year ended December 31, 2004 were: expected stock price volatility of 53%; risk-free interest rate of 3.49%; no dividends; and expected lives of five years.

Since its inception on February 16, 2004, 400,000 shares of common stock had been reserved for issuance under the 2004 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the Company’s U.S. employees, nearly all of whom are eligible to participate, can choose to have up to a maximum of 15% of their eligible annual base earnings withheld, subject to an annual maximum of $25,000 or 2,100 shares per offering period, to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing price at the beginning of each six-month offering period or at the end of each six-month offering period. The Company accounts for its ESPP under APB Opinion 25 and does not recognize compensation cost related to employee purchase rights under this plan.

Segment Information

The Company is a designer and manufacturer of power supplies for OEMs in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. Operating segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its Chief Executive Officer) in deciding how to allocate resources and assessing performance. The Company’s operating segments consist of the United States, Mexico, and India operations of Cherokee North America and Cherokee Europe and China. These operating segments have been aggregated into a single reporting segment based on their similar economic characteristics and common operating characteristics, including comparable gross profit margins and common products, production processes, customers, distribution channels and regulatory requirements.

Reclassifications

Certain amounts in the balance sheet as of December 31, 2004 have been reclassified as follows (amounts in thousands): the current and long term portions of the 1999 Europe Restructuring of $163 and $865, respectively, have been reclassified from accrued liabilities to accrued restructuring costs for the current portion and to other long term liabilities for the long term portion.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of so abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 during the three-month period ended December 31, 2005; as the result of the adoption, $326,000 of freight related costs were reclassified from inventory to expense.

In December 2004, SFAS 123R, Share-Based Payment, was issued. SFAS 123R is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company is required to adopt SFAS 123R effective fiscal 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently uses the Black-Scholes standard option-pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits the Company to continue to use such a model, the standard also permits the use of a “lattice” model. The Company will continue to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company will adopt SFAS 123R effective January 1, 2006 using the “modified prospective approach”. The adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position and cash flows. Based on the information at December 31, 2005 we approximate the impact of adoption of SFAS 123R to be $1.3 million annually, excluding any tax benefits, however, this amount may change due to its dependence on levels of share-based payments granted in the future.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets—“an amendment of APB Opinion 29”. The amendment eliminates the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carry-over basis with no gain or loss recognition). Such transaction will now be accounted for based upon the fair value of the assets exchanged. SFAS 153 is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 as of January 1, 2006 is not expected to have a material effect on our consolidated financial position or results of operations.

4.                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Land	$1,738	$1,930
Buildings and improvements	6,626	5,791
Machinery and equipment	23,397	22,096
Dies, jigs and fixtures	560	534
Computers, software, office equipment and furniture	3,328	2,672
Automobiles and trucks	111	207
Leasehold improvements	4,287	4,626
Construction in progress	5,358	1,158
	45,405	39,014
Less accumulated depreciation and amortization	(26,137)	(23,986)
	$19,268	$15,028

As of December 31, 2005 and 2004, there were no assets under capital lease agreements. As of December 31, 2005 and 2004, there were capitalized interest on construction in progress of $0.05 million, and $0.00 million respectively. Depreciation expense, for the years ended December 31, 2005, 2004, and 2003 was $3.1 million, $3.2 million, and $3.6 million, respectively.

5.                 NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128, Earnings Per Share, basic earnings income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted income (loss) per share is based upon the weighted average number of common and potential shares of common stock for each period presented. Potential common shares include the dilutive effect of stock options and warrants under the treasury stock method and senior convertible notes under the if-converted method. For purposes of the diluted earnings per share calculation for the year ended December 31, 2004, the senior convertible notes are assumed to have been converted at the beginning of the period, and as a result, net income has been increased by $1.0 million for the reduction in interest expense related to the senior convertible notes.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$(3,232)	$10,441	$(12,432)
Adjustment for interest expense on senior convertible notes	—	1,036	—
Net income (loss), adjusted	$(3,232)	$11,477	$(12,432)
Shares:
Weighted-average common shares outstanding—basic	19,230	16,761	2,132
Effect of dilutive securities:
Senior convertible notes and warrants	—	1,479	—
Outstanding stock options	—	399	—
Weighted-average common shares outstanding—diluted	19,230	18,639	2,132
Net income (loss) per share:
Basic	$(0.17)	$0.62	$(5.83)
Diluted	$(0.17)	$0.62	$(5.83)

6.                 DEBT

Long-term debt consists of the following at December 31, 2005 and 2004 (in thousands):

	December 31, 2005	December 31, 2004
5.25% senior notes	$46,630	$46,630
Less current portion	—	—
Total long-term debt	$46,630	$46,630

Presented below is the Company’s long-term debt and long-term debt payable to affiliates at December 31, 2005 and 2004 (in thousands):

	December 31, 2005	December 31, 2004
Long-term debt:
Current	$—	$—
Non-current	24,485	24,485
Long-term debt payable to affiliates:
Current	—	—
Non-current	22,145	22,145
Total long-term debt	$46,630	$46,630

As of December 31, 2005, all of the Company’s long-term debt is scheduled to be repaid in 2008.

In connection with the Company’s initial public offering, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.6 million at December 31, 2005. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios. As of December 31, 2005, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

As of December 31, 2005, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior notes.

Cherokee Europe maintains a working capital line of credit of approximately $4.1 million with a Belgian bank, BBL, which is denominated in Euros, is collateralized by a pledge in first and second rank over a specific amount of business assets, which requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of December 31, 2005, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.                 OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2005	2004
1999 Europe restructuring liabilities	$770	$1,028
2003 Europe restructuring liabilities	1,452	1,767
Long service award liabilities	2,104	2,077
Deferred compensation	917	701
Subtotal	$5,243	$5,573
Less current portion	(453)	(442)
	$4,790	$5,131

Estimated payments required under other long-term obligations as of December 31, 2005 are as follows (in thousands):

	1999 Europe Restructuring	2003 Europe Restructuring	Long Service Award
2006	$185	$239	$29
2007	154	216	57
2008	117	194	121
2009	85	188	239
2010	229	173	471
Thereafter	—	442	1,187
Subtotal	770	1,452	2,104
Less current portion	(185)	(239)	(29)
	$585	$1,213	$2,075

The timing of payments required of the deferred compensation liability of $917,000 is not determinable.

8.                 CHEROKEE EUROPE RESTRUCTURING

Prior to the Company’s acquisition of Cherokee Europe, the facility implemented a restructuring plan (the “1999 Europe Restructuring”). The 1999 Europe Restructuring liability of $2.2 million assumed by the Company, was comprised entirely of termination benefits to be paid through 2010. The Company paid $0.2 million and $0.2 million in benefits during the years ended December 31, 2005 and December 31, 2004 respectively, under the 1999 Europe Restructuring.

In June 2003, the Company received approval for a restructuring plan (the “2003 Europe Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium. The 2003 Europe Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. All of the terminations were completed in 2003. Pursuant to the 2003 Europe Restructuring, the Company recorded a termination benefits charge of $4.5 million for the year ended December 31, 2003, to be paid through 2016. The Company paid $0.4 million and $1.1 million in benefits during the years ended December 31, 2005 and December 31, 2004 respectively, under the 2003 Europe Restructuring.

A reconciliation of the 1999 Europe Restructuring and 2003 Europe Restructuring liabilities for the three years ended December 31, 2005 is as follows (in thousands):

	1999 Europe Restructuring	2003 Europe Restructuring
Balance as of January 1, 2003	$1,052	$—
Provision	—	4,474
Payments	(206)	(1,942)
Foreign exchange rate effect	182	282
Balance as of December 31, 2003	1,028	2,814
Provision	165	(54)
Payments	(231)	(1,122)
Foreign exchange rate effect	66	129
Balance as of December 31, 2004	1,028	1,767
Provision	27	259
Payments	(163)	(368)
Foreign exchange rate effect	(122)	(206)
Balance as of December 31, 2005	770	1,452
Less current portion	(185)	(239)
Due after one year	$585	$1,213

9.                 COMMITMENTS AND CONTINGENCIES

The Company leases certain of its manufacturing facilities under non-cancelable operating leases through 2055. One of the manufacturing facilities is leased from an entity controlled by a former director of the Company. Rental expense for the years ended December 31, 2005, 2004 and 2003 totaled approximately $1.6 million, $1.4 million and $1.4 million (including $1.1 million, $1.1 million and $1.0 million to an entity controlled by a former director), respectively.

As of December 31, 2005, the Company no longer has any capital lease contracts. A summary of the Company’s operating lease commitments as of December 31, 2005 is as follows (in thousands):

Year ending December 31:
2006	$1,570
2007	1,583
2008	1,579
2009	526
2010	2
Thereafter	114
Total minimum lease payments	$5,374

As of December 31, 2005, total future minimum payments for operating leases aggregated $5.4 million, of which $3.8 million is payable to an entity controlled by a former director of the Company.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of December 31, 2005.

Employment and Severance Agreements

The Company has entered into employment agreements with certain executives, which provide for annual base salaries and cash incentive payments of up to 120% of base salary subject to attainment of corporate goals and objectives pursuant to incentive compensation programs approved by the Company’s board of directors, and stock options. The agreements provide for severance payments if the executive is terminated other than for cause or terminates for good reason as defined. The options vest over specified time periods.

Other Matters

In the first quarter of fiscal year 2006 the Company reached an agreement with a former business partner to mutually release each other from any obligations arising from past business transactions.

India Matter

In late March 2006, the Company was made aware that employees of its Indian subsidiary manufacturing operations had made certain unauthorized payments that may have been in violation of the Foreign Corrupt Practices Act.  The facility in India is used for the sole purpose of manufacturing products for other Company locations and, as such, does not generate revenue or issue invoices to external customers.  It manufactures approximately 6% (by volume) of the products offered by the Company.

The subject payments, in the aggregate, amount to approximately $40,000 during 2004 and 2005 and less than $10,000 in 2006.  The Company has retained outside counsel to conduct an internal investigation into these payments and has notified the Department of Justice and the Securities and Exchange Commission of this matter. The investigation is in its final stages and no payments other than described above have been identified.  We will share the results of the internal investigation, when finalized, with the appropriate regulatory agencies, and will fully cooperate with any investigations that may be conducted by such regulatory agencies.  The Company believes that this matter will not have a material impact on its consolidated financial statements.

10.   STOCKHOLDERS’ EQUITY

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

On February 25, 2004, the Company closed the sale of 6,600,000 shares of common stock at a price of $14.50 per share in a firm commitment underwritten initial public offering. The offering was affected pursuant to a Registration Statement on Form S-1 (File No. 333-110723), which the Securities and Exchange Commission declared effective on February 19, 2004. Also in connection with our initial public offering, the Company issued 10,354,910 shares in connection with the conversion of senior convertible notes into common stock.

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (“the 2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the company granted 1,087,327 stock options, the options typically vest over a four-year period, have a 10 year contractual life and range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and is no longer granting options pursuant to the 2002 Stock Option Plan.  No additional shares have been issued under the 2002 Stock Option Plan since February 2004. As of December 31, 2005 the Company has granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the ‘‘2004 Plan’’). The 2004 Plan provides that a total of 800,000 shares of the Company’s Common Stock are reserved for issuance under the 2004 Plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. During 2005 the Company granted options to purchase 1,227,489 shares of common stock under the 2004 Plan, which included 75,589 options issued as partial compensation to non-employee directors. As of December 31, 2005 the Company has granted a total of 1,426,489 options to purchase shares of common stock under the 2004 Plan, which included 138,153 options granted to non-employee directors.

Information with respect to stock option activity and stock options outstanding under both stock option plans is as follows:

	Number of Shares	Option Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding, January 1, 2003	—	$—	$—
Options granted (weighted average fair value of $0.59 per share)	1,087,327	$5.85 – 10.34	$6.74
Options exercised	—	—	—
Options forfeited	(6,410)	$5.85 – 10.34	$6.75
Options outstanding, December 31, 2003	1,080,917	$5.85 – 10.34	$6.78
Options granted (weighted average fair value of $6.57 per share)	527,320	$6.96 – 14.50	$13.32
Options exercised	(6,056)	$5.85 – 10.34	$6.42
Options forfeited	(167,417)	$5.85 – 14.50	$7.72
Options outstanding, December 31, 2004	1,434,764	$5.85 – 14.50	$9.05
Options granted (weighted average fair value of $2.12 per share)	1,227,489	$2.97 – 7.26	$4.56
Options exercised	—	—	—
Options forfeited	(392,138)	$3.89 – 14.50	$9.91
Options outstanding, December 31, 2005	2,270,115	$2.97 – 14.50	$6.47
Options exercisable at December 31, 2005	701,483	$5.85 – 14.50	$7.52

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.97 – 4.84	826,989	9.86	$3.30	—	—
$5.85 – 8.07	1,027,813	8.13	$6.36	508,069	$5.89
$10.34	142,813	7.58	$10.34	125,289	$10.34
$12.37	5,000	8.56	$12.37	1,250	$12.37
$14.50	267,500	8.13	$14.50	66,875	$14.50
	2,270,115	8.73	$6.47	701,483	$7.52

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the ‘‘ESPP’’). The ESPP provides that a total of 400,000 shares of common stock are reserved for issuance under the plan, plus an annual increase to be added on the first day of the Company’s fiscal year (beginning 2005) equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. The ESPP, which is intended to qualify as an ‘‘employee stock purchase plan’’ under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 (beginning in the year 2005) and November 15 (beginning in the year 2004) and ending on the last trading day on or before November 14 or May 14, respectively. The Company’s Compensation Committee of the Board of Directors oversees the ESPP administration. Employees are eligible to participate if they are employed for at least 20 hours per week and more than five months in a calendar year by the Company, subject to certain restrictions as defined.

The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of common stock purchased under the ESPP will be 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Company’s Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. As of December 31, 2005, 72,071 shares have been issued under the ESPP.

Deferred Compensation Plan

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years. As of December 31, 2005, the Company has recorded a liability of $0.9 million for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions for the years ended December 31, 2005, 2004 and 2003.

11.   RETIREMENT PLANS

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan (in thousands):

	Years Ended December 31,
	2005	2004	2003
Change in Benefit Obligation:
Benefit obligation, beginning of period	$5,986	$4,596	$3,556
Benefits paid	(934)	(13)	(654)
Effect of exchange rate changes	(744)	539	676
Service cost	152	138	123
Plan participant’s contributions	125	114	93
Interest cost	247	244	213
Actuarial loss	280	368	589
Benefit obligation, end of period	$5,112	$5,986	$4,596
Change in Plan Assets:
Fair value of plan assets, beginning of period	$3,698	$2,997	$2,659
Benefits paid	(934)	(13)	(654)
Effect of exchange rate changes	(437)	335	470
Actual return on plan assets	13	60	285
Employer contribution	257	205	143
Plan participants’ contributions	125	114	94
Fair value of plan assets, end of period	$2,722	$3,698	$2,997
Unfunded status	$(2,390)	$(2,288)	$(1,599)
Unrecognized net actuarial gain	1,141	886	359
Accrued pension liability	$(1,249)	$(1,402)	$(1,240)
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$5,112	$5,986	$4,596
Accumulated benefit obligation	$3,919	$4,589	$3,463
Fair value of assets	$2,722	$3,698	$2,997
Components of Net Periodic Benefit Cost:
Service cost	$152	$138	$123
Interest cost	247	244	213
Expected return on plan assets	(141)	(143)	(154)
Net periodic benefit cost	$258	$239	$182

	Years Ended December 31,
	2005	2004	2003
Weighted average assumptions used:
For determining benefit obligations at December 31:
Discount rate	4.00%	4.50%	5.25%
Salary increase	3.50%	3.50%	3.45%
For determining net periodic cost for year ended December 31:
Discount rate	4.00%	5.25%	5.25%
Salary increase	3.50%	3.45%	3.45%
Expected return on assets	4.50%	4.50%	4.50%
Pension plan assets:

Guaranteed insurance contracts	100%	100%	100%

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

The Company does not expect to contribute to the pension plan in fiscal 2006.

Estimated future pension benefit payments (in thousands):
2006	$69
2007	74
2008	79
2009	305
2010	531
Years 2011 – 2015	2,664

The Company maintains a retirement plan (the “401(k) Plan”) in which substantially all domestic employees are eligible to participate after completing six months of employment. The 401(k) Plan allows participating employees to contribute up to 15% of the employee’s pretax compensation, with the Company making discretionary matching contributions. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. For the years ended December 31, 2005, 2004, and 2003, the Company elected to contribute approximately $280,000, $296,000, and $253,000 respectively, to the 401(k) Plan. Contributions are generally made after the calendar year end. Participants pay administrative costs associated with the 401(k) Plan.

12.          CONCENTRATIONS

The Company recorded net sales of greater than 10% of total net sales from the following customers:

	Years Ended December 31,
Customer	2005	2004	2003
A	10.4%	17%	22%
B	*	*	10%

*                    Customer net sales were less than 10% of total net sales for 2005 and 2004

The Company recorded accounts receivable balances of greater than 10% of total net receivables from the following customers:

	As of December 31,
Customer	2005	2004
A	*	13.1%
B	10.3%	*

*                    Customer receivable balance was less than 10% of total net accounts receivable

Although not anticipated, a decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have an adverse effect on the Company’s financial position and results of operations.

The Company sells its power supply products to OEMs in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. These activities are managed as a single business and have been aggregated into a single reportable operating segment. For the years ended December 31, 2005, 2004 and 2003, net sales by region were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
United States	$54,238	$61,211	$53,628
Europe	49,967	62,042	47,947
Asia	11,680	12,695	1,301
Other	6,194	12,563	9,067
	$122,079	$148,511	$111,943

The Company’s long-lived assets located outside of the United States were $16.5 million and $11.9 million as of December 31, 2005 and 2004, respectively.

13.          INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Years Ended December 31,
	2005	2004	2003
United States	$4,604	$10,171	$(6,675)
Foreign	(6,959)	3,066	(4,606)
	$(2,355)	$13,237	$(11,281)

The provision for current and deferred income taxes consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$(51)	$—	$—
State	—	1	1
Foreign	403	2,758	1,168
Total current	352	2,759	1,169
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	525	37	(18)
Total deferred	525	37	(18)
Total for income taxes	$877	$2,796	$1,151

As described in Note 1, prior to the Restructuring, the Company was a limited liability company under the provisions of the federal and state tax codes. Under federal laws, taxes based on income of a limited liability company are payable by the Company’s individual members. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements relating to the periods prior to the reorganization. Provisions for California franchise tax and fees are not significant for any period presented. The Company’s operations in Mexico, India and Belgium are subject to income taxes on earnings generated in those countries. The Company’s new operation in Shanghai, China is not subject to taxes for two years from the first profit making year  due to an applicable tax holiday.

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Worldwide pre-tax income (loss) at 34% (35% for years ended 2004 and 2003)	$(801)	$4,633	$(3,948)
Foreign income not subject to U.S. tax (benefit)	847	(4,082)	(1,584)
Foreign taxes	769	2,795	1,150
Reduction in foreign net operating loss carry-forwards	—	—	4,095
Change in valuation allowance	248	(633)	1,224
Other	(186)	83	214
Total	$877	$2,796	$1,151

Accordingly management determined that a full valuation allowance was required as of December 31, 2005 and  December 31, 2004 for all the deferred tax assets. The valuation allowance changed by $2,509 in 2005, from $54,118 at December 31, 2004 to $56,627 at December 31, 2005. The change is net of a beginning balance decrease in the valuation allowance of $482; the total change in valuation allowance in 2005 is $2,991.

The Company’s deferred income taxes are comprised of the following (in thousands):

	December 31,
	2005	2004
Net current deferred income taxes
Inventories	$1,396	$(842)
Other reserves and credits	338	923
Deferred state taxes	(104)
	1,630	81
Net non-current deferred income taxes
Net operating loss carry-forwards	20,097	15,009
Fixed assets	(357)	181
Tax basis step up from 1999 re-capitalization	36,949	38,545
Other	1,246	247
Deferred state taxes	(3,520)
	54,415	53,982
Valuation allowance	(56,627)	(54,118)
Net deferred tax liability	$(582)	$(55)

The deferred tax liability is included in accrued liabilities in the accompanying consolidated financial statements. Federal and state NOL’s carry-forwards at December 31, 2005 were $38.5 million and $28.8 million, respectively. Federal NOL’s begin expiring in 2022 and state NOL’s begin expiring in 2014. Foreign NOL’s carry-forwards were $13.8 million at December 31, 2005.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At December 31, 2005, $1.0 million was accrued for such federal, state and foreign matters and is included in accrued liabilities. Although not probable, the most adverse resolution of these federal, state and foreign issues could result in additional charges to earnings in future periods in addition to the $1.0 million currently provided. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

14.          GAIN FROM INSURANCE PROCEEDS (CHEROKEE EUROPE FIRE)

On January 19, 2004, the Company experienced a fire in part of its facility in Belgium, which destroyed certain inventory, property and equipment. The Company was fully insured for the replacement value of the destroyed items, subject to a $5,000 deductible. As of December 31, 2004, the Company had received $3.4 million in insurance proceeds. Within operating expenses for the year ended December 31, 2004, the Company recorded a loss related to the destroyed inventory, property and equipment.

During 2005 we received additional insurance proceeds to compensate us for the replacement value of the assets destroyed. The total recoveries of $6.7 million  resulted in a $2.9 million gain reported in the year ending December 31, 2005. As of December 31, 2005 the Company has been reimbursed for the values of the damage property.

The following amounts were recorded in our consolidated financial statements for the years ending December 31, 2005 and 2004 (in thousands):

Write-off of destroyed assets:
Inventory	$2,437
Warehouse and equipment, net book value	158
Supplies and other expenses	1,203
Total destroyed assets	$3,798
Insurance proceeds:
Proceeds received in year ended December 31, 2004	$3,385
Proceeds received in year ended December 31, 2005	3,311
Total recoveries	$6,696

CHEROKEE INTERNATIONAL CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At Beginning of Period	Charged to Cost And Expenses	Deductions	Balance At End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended December 31, 2003	$174	$50	$(90)	$134
Year ended December 31, 2004	134	60	(70)	124
Year ended December 31, 2005	124	272	(36)	360
RESERVE FOR INVENTORY OBSOLESCENCE:
Year ended December 31, 2003	$4,352	$660	$(794)	$4,218
Year ended December 31, 2004	4,218	1,026	(787)	4,457
Year ended December 31, 2005	4,457	1,841	(2,492)	3,806

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer, and Director, and Executive Vice President of Finance, Chief Financial Officer and Secretary, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our President, Chief Executive Officer, and Director, and Executive Vice President of Finance, Chief Financial Officer and Secretary have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

In late March 2006, the Company learned that employees of its Indian subsidiary manufacturing operations had made certain unauthorized payments that may have been in violation of the Foreign Corrupt Practices Act and local laws.  The subject payments, in the aggregate, amount to approximately $40,000 during 2004 and 2005 and less than $10,000 in 2006.  The Audit Committee of the Company's Board of Directors retained outside counsel to conduct an internal investigation to determine the nature and propriety of the payments.  In the interim, the Company has directed that no such payments be made without prior approval of U.S. management and is enhancing its existing policies and procedures to ensure compliance with applicable laws.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information under the headings “Information Concerning the Nominees and Members of the Board of Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Securities and Exchange Act” is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

The information regarding Cherokee’s Audit Committee and Audit Committee financial expert set forth under the headings “Board Committees” and “Report of the Audit Committee” is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions” is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Principal Accounting Fees and Services” is incorporated by reference to the Definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 31, 2005.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)                    Consolidated Financial Statements

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

(a)(2)                    Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and is incorporated herein by reference:

Page
Schedule II: Valuation and Qualifying Accounts	60

(a)(3)                    Exhibits

Exhibits not incorporated by reference are filed herewith. The remainder of the exhibits has heretofore been filed with the SEC and is incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

3.1	Restated Certificate of Incorporation of Cherokee International Corporation.(1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation.(1)
4.1	Specimen certificate for shares of common stock, par value $0.001 per share.(4)
4.2	Indenture, dated as of November 27, 2002, between Cherokee International Corporation, as issuer, and U.S. Bank, N.A., as trustee, relating to the 5.25% Senior Notes due 2008.(2)
4.3	Form of 5.25% Senior Notes due 2008.(2)
*10.1	Cherokee International Corporation 2004 Omnibus Stock Incentive Plan.(3)
*10.2	Form of 2004 Stock Option Agreement.(3)
*10.3	Form of Officer and Director Indemnification Agreement.(4)
*10.4	Executive Deferred Compensation Plan (and related schedule).(3)
10.5

Amended and Restated Credit Agreement, dated as of February 25, 2004, by and between Cherokee International Corporation and General Electric Capital Corporation, in its individual capacity and as agent (the Agent) for all of the lenders named therein.(5)

10.6	Amended and Restated Revolving Note, dated as of February 25, 2004, issued by Cherokee International Corporation.(5)
10.7	Amended and Restated Security Agreement, dated as of February 25, 2004, by and between Cherokee International Corporation and the Agent.(5)

10.8	Registration Rights Agreement, dated as of February 25, 2004, by and among Cherokee International Corporation and the Securityholders party thereto.(6)
10.9	Security Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.10	Trademark Security Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.11	Pledge Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.12	Pledge Agreement, dated as of November 27, 2002, between Cherokee Netherlands I B.V. and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
*10.13	Cherokee International Corporation 2002 Stock Option Plan.(2)
*10.14	Form of 2002 Stock Option Agreement.(2)
*10.15	Severance Agreement, dated as of March 31, 2005, between Cherokee International Corporation and Jeffrey M. Frank.(7)
10.16

Lease Agreement, dated as of April 30, 1999, by and between Ganpat I. Patel and Manju G. Patel, Trustees of the Patel Family Trust dated July 17, 1987, as to an undivided two-thirds interest, and Kenneth O. King and Arlene King, husband and wife as joint tenants, as to an undivided one-third interest, as tenants in common, and Cherokee International Corporation.(2)

*10.17	2005 Cash Incentive Compensation program for executive officers and other employees dated as of March 14, 2005.(8)
*10.18	Severance Agreement, dated as of June 16, 2005, between Cherokee International Corporation and Mukesh Patel.(9)
*10.19	Letter Agreement, dated as of October 14, 2005, between Cherokee International Corporation and Linster W. Fox.(10)
*10.20	Severance Agreement, dated as of October 14, 2005, between Cherokee International Corporation and Linster W. Fox.(10)
*10.21	2006 Cash Incentive Compensation program for executive officers and other employees dated as of January 06, 2006.(11)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President of Finance, Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)          Incorporated by reference from Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-110723), filed by the Registrant on February 17, 2004.

(5)          Incorporated by reference from the Quarterly Report on Form 10-Q, filed by the Registrant on May 12, 2004.

(6)          Incorporated by reference from the Quarterly Report on Form 10-Q, filed by the Registrant on August 9, 2004.

(7)   Previously filed as an exhibit to our Form 10-K on April 1, 2005.

(8)   Previously filed as an exhibit to our Form 8-K on March 21, 2005.

(9)   Previously filed as an exhibit to our Form 8-K on June 16, 2005.

(10) Previously filed as an exhibit to our Form 8-K on October 31, 2005.

(11) Previously filed as an exhibit to our Form 8-K on February 08, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of April 2006.

CHEROKEE INTERNATIONAL CORPORATION
By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 17th day of April 2006.

/s/ JEFFREY M. FRANK	President, Chief Executive Officer and Director
Jeffrey M. Frank	(Principal Executive Officer)
/s/ LINSTER W. FOX	Executive Vice President of Finance, Chief Financial
Linster W. Fox	Officer and Secretary (Principal Financial and
Accounting Officer)
/s/ KENNETH KILPATRICK	Chairman of the Board
Kenneth Kilpatrick
/s/ ANTHONY BLOOM	Director
Anthony Bloom
/s/ CHRISTOPHER BROTHERS	Director
Christopher Brothers
/s/ CLARK MICHAEL CRAWFORD	Director
Clark Michael Crawford
/s/ RAYMOND MEYER	Director
Raymond Meyer
/s/ IAN SCHAPIRO	Director
Ian Schapiro