Form 10-Q
period 2006-04-02
CHEROKEE INTERNATIONAL CORP
filed 2006-05-17
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☒                                      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2006

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of April 30, 2006, 19,259,612 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,446	$10,543
Accounts receivable, net	25,483	24,999
Inventories, net	29,523	26,851
Prepaid expenses and other current assets	2,390	1,698
Total current assets	69,842	64,091
Property and equipment, net	18,820	19,268
Deposits and other assets	1,356	1,296
Deferred financing costs, net	314	346
Goodwill	6,317	6,317
	$96,649	$91,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,342	$11,658
Accrued liabilities	5,825	6,028
Accrued compensation and benefits	6,213	5,326
Accrued restructuring costs	406	424
Total current liabilities	26,786	23,436
Long-term debt	24,485	24,485
Long-term debt payable to affiliates	22,145	22,145
Total long-term debt	46,630	46,630
Other long-term obligations	5,430	4,790
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,259,612 shares issued and outstanding at March 31, 2006 and December 31, 2005	19	19
Paid-in capital	184,022	183,871
Accumulated deficit	(168,071)	(168,898)
Accumulated other comprehensive income	1,833	1,470
Net stockholders’ equity	17,803	16,462
	$96,649	$91,318

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net sales	$36,097	$32,010
Cost of sales	27,581	24,368
Gross profit	8,516	7,642
Operating Expenses:
Engineering and development	2,320	2,356
Selling and marketing	1,313	1,962
General and administrative	3,004	3,220
Gain from insurance proceeds	—	(2,490)
Total operating expenses	6,637	5,048
Operating income	1,879	2,594
Interest expense	(697)	(694)
Other income (expense), net	91	(27)
Income before income taxes	1,273	1,873
Provision for income taxes	446	1,248
Net income	$827	$625
Net income per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Weighted average common shares outstanding:
Basic	19,260	19,206
Diluted	19,531	19,408

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income	$827	$625
Other comprehensive income (loss):
Foreign currency translation adjustments	363	(946)
Comprehensive income (loss)	$1,190	$(321)

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$827	$625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	811	769
Amortization of deferred financing costs	32	32
Stock-based compensation	151	—
Net change in operating assets and liabilities:
Accounts receivable, net	(256)	1,756
Inventories, net	(2,491)	(442)
Prepaid expenses and other current assets	(665)	273
Deposits and other assets	(60)	(260)
Accounts payable	2,687	(351)
Accrued liabilities and restructuring costs	(887)	1,237
Accrued compensation and benefits	794	(308)
Accrued interest payable	589	610
Other long-term obligations	542	125
Net cash provided by operating activities	2,074	4,066
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(295)	(1,185)
Net change in short-term investments	—	(984)
Net cash used in investing activities	(295)	(2,169)
CASH FLOWS FROM FINANCING ACTIVITIES:	—	—
CASH EFFECT OF EXCHANGE RATE CHANGES	124	(360)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,903	1,537
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,543	14,585
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,446	$16,122
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$330	$224
Cash paid during the period for income taxes	$41	$46
Noncash:
Additions to property and equipment	$32	$—

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

Initial Public Offering

The Company completed its initial public offering of 6,600,000 shares of its common stock, par value $0.001 per share (“Common Stock”), on February 25, 2004, at a price of $14.50 per share. The net proceeds to the Company from this offering after offering costs of $9.2 million were $86.5 million. The Company used approximately $73.2 million of the net proceeds to repay certain outstanding indebtedness and accrued interest. Immediately prior to the consummation of the offering, the Company completed a 1 for 3.9 reverse stock split of its outstanding Common Stock. All share and per share amounts for all periods presented in this report reflect this reverse stock split. Also in connection with the offering, the Company issued 6,283,796 shares of Common Stock upon conversion of the $53.4 million original principal amount of its outstanding senior convertible notes, and issued 4,071,114 shares of Common Stock upon the exercise of outstanding warrants.

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

Results of operations for the interim three months ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations for the full fiscal year. The Company’s first quarter represented the 13-week periods ended on April 2, 2006 and April 3, 2005. For presentation purposes, these fiscal quarters have been referred to as ending on March 31.

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements do not include all the information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the other disclosures contained herein and with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K (File No. 000-50593) filed on April 18, 2006.

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

Stock-Based Compensation

In December 2004, SFAS 123R, Share-Based Payment, was issued. SFAS 123R is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company was required to adopt SFAS 123R effective fiscal 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective’’ method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently uses the Black-Scholes standard option-pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits the Company to continue to use such a model, the standard also permits the use of a “lattice” model. The Company is continuing to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.

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

The Company adopted SFAS 123R on January 1, 2006. The Company is using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of the fiscal 2006 includes:  (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to December 31, 2005 but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified perspective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to four years from the grant date and generally expire up to ten years after the grant date. The Company recorded $151,000 of compensation expense relating to outstanding options during the quarter ended March 31, 2006. No compensation expense was recorded related to outstanding options during the quarter ended March 31, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the three-months ended March 31, 2006 and 2005 using the Black-Scholes option pricing formula.

	Three-Months Ended March 31,
	2006	2005
Dividend yield	0.0%	0.0%
Expected volatility	46.7%	38.2%
Risk free interest rate	4.63%	3.65%
Expected lives	5.0 years	5.0 years

The following table summarizes the Company’s activities with respect to its stock option plans for the first three months of 2006 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,270,115	$6.47	8.73	$1,510,311
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(23,474)	9.67	—	—
Outstanding at March 31, 2006	2,246,641	$6.43	8.49	$2,340,645
Vested and expected to vest in the future at March 31, 2006	2,034,356	$6.53	8.43	$2,772,974
Exercisable at March 31, 2006	834,142	$8.03	7.59	$—

No options were exercised for the three-months ended March 31, 2006 and 2005, respectively. Therefore there was no actual tax benefit realized relating to stock option exercises in the three-months ended March 31, 2006 and 2005.

Pro Forma Employee Share-Based Compensation Expense

Prior to December 31, 2005, the Company accounted for share-based employee compensation arrangements in accordance with  SFAS  123, Accounting for Stock-Based Compensation, the Company accounts for its employee stock-based compensation plan using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and provides the expanded disclosures specified in SFAS  123, as amended by SFAS  148, Accounting for Stock-Based Compensation—Transition and Disclosure.

As required by SFAS 123R, the required pro forma disclosure, for periods prior to adoption of SFAS 123R, is shown below (in thousands, except per share data):

March 31, 2005
Net income as reported	$625
Stock-based employee compensation included in net income, net of tax	—
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(291)
Net income—pro forma	$334
Pro forma net income per share:
Basic	$0.02
Diluted	$0.02

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro. The functional currency of the Company’s operating subsidiaries in Mexico (Cherokee Electronica, S.A. de C.V.), in India (Cherokee India Pvt. Ltd. and Powertel India Pvt. Ltd.), and in China (Cherokee International (China) Power Supply LLC) is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars. Translation adjustments related to Cherokee Europe are reflected as a component of stockholders’ equity in accumulated other comprehensive income.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of so abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 during the three-month period ended December 31, 2005.

In December 2004, SFAS 123R, Share-Based Payment, was issued. SFAS 123R is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company adopted SFAS 123R effective fiscal 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

The Company currently uses the Black-Scholes standard option-pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits the Company to continue to use such a model, the standard also permits the use of a “lattice” model. The Company is continuing to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.

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

The Company adopted SFAS 123R on January 1, 2006 using the “modified prospective” method. The adoption of SFAS 123R’s fair value method impacted the Company’s results of operations, although it had no impact on the overall financial position and cash flows. As the result of the adoption, $151,000 of stock based compensation costs were expensed for the quarter ended March 31, 2006.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion 29. The amendment eliminates the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carry-over basis with no gain or loss recognition). Such transactions will now be accounted for based upon the fair value of the assets exchanged. SFAS 153 is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted  SFAS 154 as of January 1, 2006; this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for obsolescence (in thousands):

	March 31, 2006	December 31, 2005
Raw material	$20,195	$18,855
Work-in-process	4,011	3,599
Finished goods	5,317	4,397
Inventories, net	$29,523	$26,851

As of March 31, 2006 and December 31, 2005, the reserve for inventory obsolescence was $3.5 million and $3.8 million, respectively.

The following are two recent European Economic Community (“EEC”) directives that are having an effect on the entire electronics industry:

(1)   Restriction of Hazardous Substances in Electrical and Electronic Equipment (more commonly known as “RoHS”). This European directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive will become effective on July 1, 2006. The Company is actively working with its customers to ensure compliance where required. The Company is focused on consuming all non-compliant material on-hand within a reasonable period. However, the Company may have to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the Company. There is also a risk of fines associated with non-compliance with the RoHS directive; however, the Company anticipates complying with all provisions of this legislation.

(2)   Waste Electrical and Electronic Equipment, also known as WEEE. This directive requires manufacturers and importers to properly recycle or dispose of such equipment at the end of its useful life. This directive became effective August 13, 2005. The Company believes it has limited exposure to the WEEE directive because its products are usually installed into another user’s system, but this directive may be interpreted and enforced differently in the future. If so, the Company may face significant risk of fines and costs associated with non-compliance with the existing laws and regulations in the European Union.

3.                 Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carry-forwards to the extent they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period. A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized. As of December 31, 2005, deferred tax assets include $36.9 million relating to a tax basis step up from a re-capitalization transaction in 1999 and $19.9 million of net operating loss (“NOL”) carry-forwards. The Company has recorded a valuation allowance against a significant portion of its deferred tax assets.

Provision for income taxes for the three months ended March 31, 2006 and the comparable period of 2005, were $0.5 million, and $1.2 million, respectively. The provision for the three months ended March 31, 2005 is higher due to a higher percentage of taxable income for 2005 being generated in tax jurisdictions without operating loss carryforwards, combined with projected losses in certain tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

4.                 Net Income Per Share

In accordance with SFAS 128, Earnings Per Share, basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share is based upon the weighted average number of common and potential shares of common stock for each period presented. Potential common shares include the dilutive effect of stock options.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income	$827	$625
Shares:
Weighted-average common shares outstanding—basic	19,260	19,206
Effect of dilutive securities:
Stock options	271	202
Weighted-average common shares outstanding—diluted	19,531	19,408
Net income per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

5.                 Deferred Financing Costs

Net deferred financing costs are comprised of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2005	December 31, 2005
Deferred financing costs	$580	$580
Accumulated amortization	(266)	(234)
Deferred financing costs, net	$314	$346

The Company amortizes deferred financing costs over the life of the related debt; these costs will be fully amortized by August 2008.

6.                 Long-Term Debt

Long-term debt consists of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
5.25% senior notes payable to third parties	$24,485	$24,485
5.25% senior notes payable to affiliates	22,145	22,145
Total long-term debt	$46,630	$46,630

As of March 31, 2006, all of the Company’s long-term debt is scheduled to be repaid in 2008.

The agreements governing the Credit Facility and senior notes contain covenants that restrict the Company’s business operations, including covenants limiting the Company’s ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase  capital stock, repay other debt and pay dividends, and contains a financial ratio test based on senior leverage. They also contain customary events of default, including defaults in the payment of principal or interest, defaults in the compliance with the covenants contained in the agreements governing the Company’s debt, cross defaults to other material debt and bankruptcy or other insolvency events.

Long-term debt includes the Company’s senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. As of March 31, 2006, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior secured notes due in 2008.

In connection with the Company’s initial public offering, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.8 million at March 31, 2006. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios. As of March 31, 2006, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $3.7 million with ING Belgium, a bank in Belgium, Brussels, which is denominated in Euros, is collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of March 31, 2006, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.                 Other Long-Term Obligations

Other long-term obligations consist of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
1999 Europe restructuring liabilities	$560	$585
2003 Europe restructuring liabilities	1,188	1,213
Long service award liabilities	2,162	2,075
Deferred compensation	977	917
Advances for research & development	543	—
Total other long-term obligations	$5,430	$4,790

The Company has agreements with a local government agency in Belgium for funding in advances to Cherokee Europe for research and development expenses. These advances are expected to be repaid to the agency; either as a percentage of the revenues generated by the products developed or through a minimum fixed amount on an annual basis. These advances are interest free.

8.                 Customer Concentration

For the quarter ended March 31, 2006, one customer accounted for 15% of net sales, and no other customer accounted for more than 10%. For the quarter ended March 31, 2005, two customers accounted for 16% and 13% of net sales, respectively. For the 2006 fiscal year, the Company does not anticipate any single customer to account for more than 10% of sales for the year. At December 31, 2005 year end, one customer accounted for 10% of our net sales for the fiscal year. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of March 31, 2006, one customer accounted for 11%, and no other customer accounted for more than 10% of net accounts receivable. At the end of March 31, 2005, two customers accounted for 12% and 11%, of net accounts receivable, respectively.

9.                 Commitments and Contingencies

Guarantees and Indemnities

The Company has agreed to indemnify the former owners of Cherokee Europe for product liability, environmental hazard and employment practice claims relating solely to post-acquisition business. The Company also indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facility or lease. No claims are currently pending against the Company for such indemnifications. The maximum amount of potential future payments under such indemnification is not determinable.

The Company has not incurred significant amounts related to these guarantees and indemnification obligations, and no liability has been recorded in the financial statements for guarantees and indemnification as of March 31, 2006.

Employment and Severance Agreements

The Company has entered into employment agreements with certain executives, which provide for annual base salaries and cash incentive payments of up to 120% of base salary subject to attainment of corporate goals and objectives pursuant to incentive compensation programs approved by the Company’s board of directors. In addition, the Company has entered into severance agreements with certain executives, which provide payments to the executive if the executive is terminated other than for cause or terminates for good reason as defined.

Other Matters

In the first quarter of 2006, we executed a mutual release agreement with a former business partner. The agreement released both parties from obligations arising from past transactions. As a result of this agreement, we made a one-time adjustment to reduce our selling and marketing expense by $0.4 million during the quarter.

India Matter

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

The subject payments, in the aggregate, amount to approximately $40,000 in each year during 2004 and 2005, and less than $10,000 in 2006. The Company retained outside counsel who conducted an internal investigation into these payments. The Company has notified the Department of Justice and the Securities and Exchange Commission of this matter, and will cooperate fully with any investigations that may be conducted by such regulatory agencies. The Company believes that this matter will not have a material impact on its consolidated financial statements.

10.          Stock and Deferred Compensation Plans

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the company granted 1,087,327 stock options. The options typically vest over a four-year period, have a 10 year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. No additional shares have been issued under the 2002 Stock Option Plan since February 2004. As of March 31, 2006, the Company granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan.

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the ‘‘ESPP’’). The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of March 31, 2006, a total of 712,587 shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an ‘‘employee stock purchase plan’’ under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Company’s Compensation Committee of the Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. As of March 31, 2006, 72,071 shares of Common Stock had been issued under the ESPP.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the ‘‘2004 Plan’’). The 2004 Plan provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of March 31, 2006, a total of 142,827 shares of the Company’s

Common Stock are reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of March 31, 2006, the Company has granted options to purchase 1,426,489 shares of common stock under the 2004 Plan, which included 138,153 options issued as partial compensation to non-employee directors. As of March 31, 2006, no shares had been issued under the 2004 Plan.

Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years. As of March 31, 2006, the Company has recorded a liability of $1.0 million for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions for the quarter ended March 31, 2006.

11.          Retirement Plans

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended	Three Months Ended
Components of Net Periodic Benefit Cost	March 31, 2006	March 31, 2005
Service cost	$44	$40
Interest cost	58	65
Expected return on plan assets	(31)	(36)
Net periodic benefit cost	$71	$69

Cherokee Europe presently does not anticipate a contribution to the pension plan fund in 2006.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Such factors include, among others, (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of our significant customers or in customer capacity generally, (3) changes in our sales mix to lower margin products, (4) increased competition in our industry, (5) disruptions of our established supply channels, (6) our level of debt and restrictions imposed by our debt agreements, and (7) the additional risk factors in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K (Commission File No. 000-50593). Except as required by law, we undertake no obligation to update any forward-looking statements even though our situation may change in the future.

OVERVIEW

Business

We are a designer and manufacturer of power supplies for original equipment manufactures (OEMs). Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Guadalajara, Mexico; Wavre, Belgium and Shanghai, China. We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India, Guadalajara, Mexico, and Shanghai, China. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium to our manufacturing capacity and enabled us to better serve the European market.

We generate a significant portion of our sales from OEMs in the communications and computing market segment. Our operating results and financial condition continue to be adversely affected by unfavorable economic conditions and reduced capital spending by the communication service providers that purchase our customers’ products. These conditions have caused our revenues to soften in 2006 and 2005. In addition, gross margins in 2006 and 2005 reflect, among other things, a shift in our sales mix during that period to programs with products with relatively higher material cost.

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

Revenue Recognition

We recognize revenue from product sales at the time of shipment and passage of title. We also offer our customers the right to return products that do not function properly within a limited time after delivery. We monitor and track product returns and record a provision for warranty based on historical experience, which historically has been insignificant to our financial condition and results of operations. Any significant increase in product failure rates could have a material adverse effect on our operating results for the period or periods in which those returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. As of March 31, 2006, one customer accounted for 11% of net accounts receivable, and no other customer accounted for more than 10%. At the end of March 31, 2005, two customers accounted for 12% and 11%, of net accounts receivable, respectively.

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

Goodwill and Long Lived Assets

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the carrying value of its net assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

NET SALES

Net sales increased by approximately 12.8%, or $4.1 million, to $36.1 million for the three months ended March 31, 2006 from $32.0 million for the three months ended March 31, 2005.

The increase in net sales in 2006 is due primarily to an increase in European revenues.

Our business remains largely dependent upon the limited number of customers within the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets, and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. As a result, our revenues could be significantly reduced if a large customer reduced its demand for our products.

A number of factors have previously caused delays and may cause future delays in new computing and storage, wireless infrastructure, enterprise networking, medical and industrial infrastructures and upgrade deployment schedules throughout the world, including deployments in the United States, Mexico, Europe, and Asia. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategy concerning certain products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with infrastructure deployments and original equipment manufacturer demand, we have experienced and expect to continue to experience significant fluctuations in demand from our original equipment manufacturer and customers. Such fluctuations have previously caused and may in the future cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

GROSS PROFIT

Gross profit increased by approximately 11.4%, or $0.9 million, to $8.5 million for the three months ended March 31, 2006 from $7.6 million for the three months ended March 31, 2005. Gross margin for the three months ended March 31, 2006 decreased to 23.6% from 23.9% in the prior year period. The increase in gross profit was due primarily to the increase in European revenues.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2006 increased by approximately 31.5%, or $1.6 million, to $6.6 million from $5.0 million for the three months ended March 31, 2005. As a percentage of net sales, operating expenses increased to 18.4% from 15.8% in the prior year period. In the first quarter of 2006, we executed a mutual release agreement with a former business partner. The agreement released both parties from obligations arising from past transactions. As a result of this agreement, we made a one-time adjustment to reduce our selling and marketing expense by $0.4 million during the quarter.

The increase in operating expenses is primarily due to a gain from insurance proceeds of $2.5 million in the prior year period related to the fire damage experienced by our Belgium facility in February 2004. The Company also incurred $151,000 of stock-based compensation expense during the three months ended March 31, 2006, due to the adoption of SFAS 123R.

During the first quarter of 2005, we incurred an increase in professional fees and costs related to the readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act, even though we were not required to comply with Section 404 of the Sarbanes-Oxley Act in 2005. We incurred $0.2 million of related professional fees and costs during the quarter ended March 31, 2005, compared to no expenses during the quarter ended March 31, 2006. We continue to monitor and measure our market capitalization and the requirements under Section 404 of the Sarbanes-Oxley Act. The recent strength in our Company’s stock price since December 31, 2005, may expedite the deadline of when the Company is required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. Management believes a stock price in excess of approximately $8.00 on June 30, 2006, may require us to be compliant with the requirements of Section 404 of the Sarbanes-Oxley Act by December 31, 2006. The Company anticipates being compliant with all sections of the legislation when it is required. We estimate additional costs of approximately $1.0 million to be incurred.

OPERATING INCOME

As a result of the factors discussed above, operating income decreased $0.7 million to $1.9 million for the three months ended March 31, 2006, from $2.6 million for the three months ended March 31, 2005. Operating margin decreased to 5.2% from 8.1% in the prior year period.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2006 was $0.7 million compared to $0.7 million for the three months ended March 31, 2005.

INCOME TAXES

Provision for income taxes for the three months ended March 31, 2006 was $0.5 million compared to $1.2 million for the three months ended March 31, 2005.

Provision for income taxes of $0.5 million for the three months ended March 31, 2006 was calculated using an estimated effective tax rate for 2006 of 35.0%, compared to a rate of 66.7% for the comparable period of 2005. The rate decrease in 2006 from 2005 is due largely to a higher percentage of taxable income for 2006 being generated in tax jurisdictions with operating loss carryforwards.

NET INCOME

As a result of the factors discussed above, we recorded net income of $0.8 million for the three months ended March 31, 2006, compared to $0.6 million for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of $4.1 million for the three months ended March 31, 2005. Net cash provided by operating activities for the three months ended March 31, 2006 reflected the positive effect of $0.8 million in net income, $0.8 million of depreciation and amortization, $0.2 million of stock-based compensation related to SFAS 123R, an increase in accounts payable of $2.7 million, a $0.8 million increase in accrued compensation and benefits, a $0.6 million increase in accrued interest payable, and a $0.5 million increase in other long-term obligations. These amounts were partially offset by a $0.3 million increase in accounts receivable, a $2.5 million increase in inventories, a $0.7 million increase in prepaid expenses and other current assets, a $0.1 million increase in deposits and other assets, and a $0.9 million decrease in accrued liabilities and restructuring costs. Cash provided by operating activities for the first quarter of 2005 was $4.1 million. Net cash provided by operating activities for the three months ended March 31, 2005 reflected the positive effect of $0.6 million in net income, $0.8 million of depreciation and amortization, a $1.8 million reduction in accounts receivable, a $0.3 million decrease in prepaid expenses and other current assets, a $1.2 million increase in accrued liabilities and restructuring costs, a $0.6 million increase in accrued interest payable, and an increase of $0.1 million in other long-term liabilities. Included in net income for the three months ended March 31, 2005 is a gain from insurance proceeds of $2.5 million. These amounts were partially offset by an increase in inventories of $0.4 million, an increase of $0.3 million in deposits and other assets, a decrease of $0.4 million in accounts payable, and a decrease in accrued compensation and benefits of  $0.3 million. The decrease in accounts receivable was due primarily to the reduction in sales for the quarter, and the increase in accrued liabilities was due primarily to the provision for income taxes.

Net cash used in investing activities for the three months ended March 31, 2006 was $0.3 million related to capital expenditures. Net cash used in investing activities for the three months ended March 31, 2005 was $2.2 million, reflecting  $1.2 million spent in capital expenditures, and an increase in short term investments of $1.0 million.

Net cash provided by financing activities for the three months ended March 31, 2006 and the three months ended March 31, 2005 was zero.

LIQUIDITY

As of March 31, 2006, we had cash and cash equivalents of $12.5 million, working capital of $43.1 million and no borrowings under the Credit Facility. Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Our current and future liquidity needs primarily arise from working capital requirements and capital expenditures. Our historical capital expenditures have primarily resulted from investments in equipment to increase manufacturing capacity and to improve manufacturing efficiencies. For 2006, we expect capital expenditures to be approximately $3.0 million, which will relate primarily to our investments in manufacturing equipment at our facilities. In 2005, we spent $8.1 million in capital expenditures of which $5.2 million was invested in the development of our new China facility.

As of March 31, 2006, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility. We are required to make semi-annual interest payments to holders of the senior notes.

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

The maturities of our long-term debt and future payments relating to our operating leases and other obligations as of March 31, 2006 are as follows (in thousands):

Contractual Obligations	April to December 2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$—	$—	$46,630	$—	$—	$—	$46,630
Operating leases	1,178	1,583	1,579	526	2	114	4,982
Purchase order commitments	17,811	—	—	—	—	—	17,811
1999 Europe restructuring	135	158	120	87	235	—	735
2003 Europe restructuring	176	221	198	193	177	454	1,419
Long service award	10	59	124	245	483	1,265	2,186
Deferred compensation	—	—	—	—	—	977	977
Advances for research and development	111	86	53	50	50	304	654
Total	$19,421	$2,107	$48,704	$1,101	$947	$3,114	$75,394

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with our initial public offering in February of 2004, we amended our existing senior revolving credit facility with General Electric Capital Corporation. The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.8 million at March 31, 2006. We plan to use funds available under this credit facility to finance working capital and other cash requirements as needed. The credit facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

As of March 31, 2006, we were in compliance with all covenants set forth in the principal agreements governing our debt. Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at March 31, 2006 will be sufficient to meet our anticipated cash requirements for at least the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of so abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. We adopted SFAS 151 during the three-month period ended December 31, 2005.

In December 2004, SFAS 123R, Share-Based Payment, was issued. SFAS 123R is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123R effective fiscal 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

We currently use the Black-Scholes standard option-pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits us to continue to use such a model, the standard also permits the use of a “lattice” model. We are continuing to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.

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

We adopted SFAS 123R on January 1, 2006 using the “modified prospective” method. The adoption of SFAS 123R’s fair value method impacted our results of operations, although it had no impact on our overall financial position and cash flows. As the result of the adoption, $151,000 of stock-based compensation costs were expensed for the quarter ended March 31, 2006.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion 29.  The amendment eliminates the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carry-over basis with no gain or loss recognition). Such transactions will now be accounted for based upon the fair value of the assets exchanged. SFAS 153 is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted  SFAS 154 on January 1, 2006; this statement did not have a material effect on our consolidated financial position or results of operations.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at March 31, 2006.

We had no variable rate debt outstanding at March 31, 2006. However, any debt we incur under the Credit Facility and Cherokee Europe line of credit with BBL will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both transacted in Euros, thereby reducing the risk of foreign currency fluctuation on our European operations. The effect of foreign currency exchange rate fluctuations on our operating results as of and for the quarter ended March 31, 2006, was not material. Historically, we have not actively engaged in exchange rate-hedging activities.

Item 4.                Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President of Finance, Chief Financial Officer and Secretary, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer, and our Executive Vice President of Finance, Chief Financial Officer and Secretary have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

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

The subject payments, in the aggregate, amount to approximately $40,000 in 2004 and 2005, and less than $10,000 in 2006. The Company retained outside counsel who conducted an internal investigation into these payments. The Company has notified the Department of Justice and the Securities and Exchange Commission of this matter, and will cooperate fully with any investigations that may be conducted by such regulatory agencies. The Company believes that this matter will not have a material impact on its consolidated financial statements.  In the interim, the Company has directed that no such payments be made without prior approval of U.S. management and is enhancing its existing policies and procedures to ensure compliance with applicable laws.

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our March 31, 2006 quarter-end that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

On March 15, 2006, we concluded an arbitration proceeding with our former Chairman of the Board, over the disputed amount due to him under his 2003 Stock Option Plan Agreement, at the time of his resignation as Chairman of the Board in July 2004. The arbitrator issued an award in favor of him. Pursuant to an agreement with an unrelated third-party, we will be reimbursed for the amounts awarded against us, including fees and legal expenses, in the proceeding. Therefore, no expenses in connection with this proceeding have been incurred or accrued by the Company.

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

The subject payments, in the aggregate, amount to approximately $40,000 in 2004 and 2005, and less than $10,000 in 2006. The Company retained outside counsel who conducted an internal investigation into these payments. The Company has notified the Department of Justice and the Securities and Exchange Commission of this matter, and will cooperate fully with any investigations that may be conducted by such regulatory agencies. The Company believes that this matter will not have a material impact on its consolidated financial statements.

During the quarter ended March 31, 2006, we were not a party to any material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 6.   Exhibits

EXHIBIT INDEX

Exhibits have heretofore been filed with the SEC and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation.(1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation.(1)
4.1	Specimen certificate for shares of common stock, par value $0.001 per share.(4)
4.2	Indenture, dated as of November 27, 2002, between Cherokee International Corporation, as issuer, and U.S. Bank, N.A., as trustee, relating to the 5.25% Senior Notes due 2008.(2)
4.3	Form of 5.25% Senior Notes due 2008.(2)
*10.1	Cherokee International Corporation 2004 Omnibus Stock Incentive Plan.(3)
*10.2	Form of 2004 Stock Option Agreement.(3)
*10.3	Form of Officer and Director Indemnification Agreement.(4)
*10.4	Executive Deferred Compensation Plan (and related schedule).(3)
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

*10.17	2005 Cash Incentive Compensation program for executive officers and other employees dated as of March 14, 2005.(8)
*10.18	Severance Agreement, dated as of June 16, 2005, between Cherokee International Corporation and Mukesh Patel.(9)

Exhibit No.	Description
*10.19	Letter Agreement, dated as of October 14, 2005, between Cherokee International Corporation and Linster W. Fox.(10)
*10.20	Severance Agreement, dated as of October 14, 2005, between Cherokee International Corporation and Linster W. Fox.(10)
*10.21	2006 Cash Incentive Compensation program for executive officers and other employees dated as of January 06, 2006.(11)
31.1	Certification of President, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President of Finance, Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INTERNATIONAL CORPORATION

Date: May 17, 2006	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President, Chief Executive Officer, and Director
Date: May 17, 2006	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President of Finance, Chief Financial Officer, and Secretary