Form 10-Q
period 2006-07-02
CHEROKEE INTERNATIONAL CORP
filed 2006-08-16
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2006

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File No. 000-50593

Cherokee International Corporation

(Exact name of Registrant as specified in its charter)

Delaware	95-4745032
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification Number)

2841 Dow Avenue Tustin, California	92780
(address of the principal executive offices)	(zip code)

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

As of July 31, 2006, 19,292,419 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	July 2, 2006	January 1, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,923	$10,543
Accounts receivable, net	25,036	24,999
Inventories, net	30,042	26,851
Prepaid expenses and other current assets	2,794	1,698
Total current assets	70,795	64,091
Property and equipment, net	19,432	19,268
Deposits and other assets	1,288	1,296
Deferred financing costs, net	281	346
Goodwill	6,317	6,317
	$98,113	$91,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,104	$11,658
Accrued liabilities	5,525	6,028
Accrued compensation and benefits	6,636	5,326
Accrued restructuring costs	405	424
Total current liabilities	26,670	23,436
Long-term debt	24,485	24,485
Long-term debt payable to affiliates	22,145	22,145
Total long-term debt	46,630	46,630
Other long-term obligations	5,612	4,790

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,292,419 and 19,259,612 shares issued and outstanding at July 2, 2006 and January 1, 2006, respectively	19	19
Paid-in capital	184,277	183,871
Accumulated deficit	(167,719)	(168,898)
Accumulated other comprehensive income	2,624	1,470
Net stockholders’ equity	19,201	16,462
	$98,113	$91,318

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006 (13 weeks)	July 3, 2005 (13 weeks)	July 2, 2006 (26 weeks)	July 3, 2005 (26 weeks)

Net sales	$38,314	$30,992	$74,411	$63,002
Cost of sales	30,179	24,680	57,760	49,048
Gross profit	8,135	6,312	16,651	13,954
Operating expenses:
Engineering and development	2,323	2,350	4,643	4,706
Selling and marketing	1,708	2,040	3,021	4,002
General and administrative	3,060	2,956	6,064	6,176
Gain from insurance proceeds	—	—	—	(2,490)
Total operating expenses	7,091	7,346	13,728	12,394

Operating income (loss)	1,044	(1,034)	2,923	1,560
Interest expense	(657)	(698)	(1,354)	(1,392)
Other income, net	101	52	192	25
Income (loss) before income taxes	488	(1,680)	1,761	193
Provision for income taxes	136	93	582	1,341

Net income (loss)	$352	$(1,773)	$1,179	$(1,148)

Net income (loss) per share:
Basic	$0.02	$(0.09)	$0.06	$(0.06)
Diluted	$0.02	$(0.09)	$0.06	$(0.06)

Weighted average common shares outstanding:
Basic	19,292	19,221	19,276	19,214
Diluted	19,372	19,221	19,324	19,214

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006 (13 weeks)	July 3, 2005 (13 weeks)	July 2, 2006 (26 weeks)	July 3, 2005 (26 weeks)

Net income (loss)	$352	$(1,773)	$1,179	$(1,148)
Other comprehensive income (loss):
Foreign currency translation adjustments	791	(1,516)	1,154	(2,462)
Comprehensive income (loss)	$1,143	$(3,289)	$2,333	$(3,610)

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	July 2, 2006 (26 weeks)	July 3, 2005 (26 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,179	$(1,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,584	1,537
Gain on sale of property and equipment	—	(30)
Amortization of deferred financing costs	65	64
Stock-based compensation	324	—
Net change in operating assets and liabilities:
Accounts receivable, net	683	1,900
Inventories, net	(2,621)	(1,025)
Prepaid expenses and other current assets	(1,011)	407
Deposits and other assets	8	(292)
Accounts payable	2,004	(2,185)
Accrued liabilities and restructuring costs	(652)	1,449
Accrued compensation and benefits	1,016	(794)
Accrued interest payable	(110)	9
Other long-term obligations	515	176
Net cash provided by operating activities	2,984	68
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,102)	(3,401)
Net change in short-term investments	—	3,845
Proceeds from sale of property and equipment	—	34
Net cash (used in) provided by investing activities	(1,102)	478
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchases and the exercise of stock options	82	90
Net cash provided by financing activities	82	90
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	416	(1,040)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,380	(404)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,543	14,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,923	$14,181

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,248	$1,249
Cash paid for income taxes	$158	$466

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 Nature of Operations

Cherokee International Corporation (the “Company”) is a designer and manufacturer of power supplies for original equipment manufacturers (OEMs). Its advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, telecom, medical and industrial markets.

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

2.                 Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Cherokee International Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting.  The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented.  The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Results of operations for the quarter ended July 2, 2006 and July 3, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2006 (“fiscal 2006.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 1, 2006, included in the Company’s Annual Report on Form 10-K (FileNo. 000-50593) filed on April 18, 2006.

In our past filings with the Securities and Exchange Commission, we referred to fiscal periods as ending on the last day of the nearest calendar month on our financial statements and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to provide the reader with a more convenient presentation of our disclosure.  The dates shown on the cover of our prior reports on Forms 10-K and 10-Q have always represented the actual period end dates, and will continue to do so.  In order to comply with a recent request from the Securities and Exchange Commission, we have reflected the actual period end dates throughout this filing.

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

Stock-Based Compensation

In December 2004, SFAS 123R, Share-Based Payment, was issued. SFAS 123R is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company was required to adopt SFAS 123R effective at the beginning of fiscal 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective’’ method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently uses the Black-Scholes standard option-pricing model to measure the fair value of stock options granted to employees and nonemployees. While SFAS 123R permits the Company to continue to use such a model, the standard also permits the use of a “lattice” model. The Company is continuing to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of the fiscal 2006 includes:  (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.  At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010.   Stock based compensation costs expensed during the six months ended July 2, 2006 were $0.3 million.

All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to four years from the grant date and generally expire up to ten years after the grant date. During the three months and six months ended July 2, 2006 the Company recorded $0.2 million and $0.3 million, respectively, of stock compensation expense.  No stock compensation expense was recorded during the three months and six months ended July 3, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility, and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years.  For options granted following the Company’s adoption of SFAS 123R, the expected life was increased to 6.25 years using the “simplified method” under SAB 107 (an expected term based on the mid point between the vesting date and the end of the contractual term).  The use of the simplified method is permitted through December 31, 2007.  We will convert to company-specific experience on or before January 1, 2008. The options have a maximum contractual term of 10 years and vest pro-rata over four years.   The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following weighted-average assumptions were used to estimate the fair value of options granted during the three and six-month periods ended July 2, 2006 and July 3, 2005 using the Black-Scholes option pricing formula.

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	58.8%	56.1%	58.8%	42.4%
Risk free interest rate	4.83%	3.65%	4.83%	3.65%
Expected lives	5.0 - 6.25 years	5.0 years	5.0 - 6.25 years	5.0 years
Forfeiture rates	4.1% - 21.91%	—	4.1% - 21.91%	—

The following table summarizes the Company’s activities with respect to its stock option plans for the first six months of 2006 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2006	2,270,115	$6.47	8.73	—
Granted	92,500	3.86	—	—
Exercised	—	—	—	—
Forfeited	(59,077)	$8.69	—	—
Outstanding at July 2, 2006	2,303,538	$6.30	8.31	$509,413
Vested and expected to vest in the future at July 2, 2006	2,009,523	$6.48	8.20	$385,175
Exercisable at July 2, 2006	844,012	$7.88	7.39	$1,650

No options were exercised for the six months ended July 2, 2006 and July 3, 2005, respectively. Therefore there was no actual tax benefit realized relating to stock option exercises in the six months ended July 2, 2006 and July 3, 2005.

Pro Forma Employee Share-Based Compensation Expense

Prior to January 2, 2006, the Company accounted for its employee stock-based compensation plan using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and provided the expanded disclosures specified in SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

As required by SFAS 123R, the required pro forma disclosure, for periods prior to adoption of SFAS 123R, is shown below (in thousands, except per share data):

	Three Months Ended July 3, 2005	Six Months Ended July 3, 2005
Net loss as reported	$(1,773)	$(1,148)
Add: Stock-based employee compensation included in net loss, net of tax, as reported	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(324)	(616)
Net loss—pro forma	$(2,097)	$(1,764)

Net loss per share, as reported:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)
Pro forma net loss per share:
Basic	$(0.11)	$(0.09)
Diluted	$(0.11)	$(0.09)

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro. The functional currency of the Company’s operating subsidiaries in Mexico (Cherokee Electronica, S.A. de C.V.), in India (Cherokee India Pvt. Ltd. and Powertel India Pvt. Ltd.), and in China (Cherokee International (China) Power Supply Co. Ltd) is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars. Translation adjustments related to Cherokee Europe are reflected as a component of comprehensive income (loss) and included in stockholders’ equity as accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of so abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005 with early application permitted. The Company adopted SFAS 151 during the three-month period ended January 1, 2006; as the result of the adoption, $326,000 of freight related costs were reclassified from inventory to expense.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion 29. The amendment eliminates the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carry-over basis with no gain or loss recognition). Such transactions will now be accounted for based upon the fair value of the assets exchanged. SFAS 153 is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement did not have a material impact on the Company’s consolidated financial statements and financial position.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 as of January 2, 2006; this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently evaluating the impact that the adoption of FIN 48 will have on our results of operations, financial position and liquidity.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for obsolescence (in thousands):

	July 2, 2006	January 1, 2006
Raw material	$20,940	$18,855
Work-in-process	4,558	3,599
Finished goods	4,544	4,397
Inventories, net	$30,042	$26,851

As of July 2, 2006 and January 1, 2006, the reserve for inventory obsolescence was $3.9 million and $3.8 million, respectively, and includes management’s assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive (more commonly known as “RoHS”).

The following are two recent European Economic Community (“EEC”) directives that are having an effect on the entire electronics industry, including the Company:

(1)    Restriction of Hazardous Substances in Electrical and Electronic Equipment. This European directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive became effective on July 1, 2006. The Company is actively working with its customers to ensure compliance. The Company is focused on consuming all non-compliant material on-hand within a reasonable period. However, the Company may have to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the Company. There is also a risk of fines associated with non-compliance with the RoHS directive; however, the Company is not aware of any specific potential fines, and the Company anticipates complying with all provisions of this legislation.

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

3.                 Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carry-forwards to the extent they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period. A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized. As of January 1, 2006, deferred tax assets include $36.9 million relating to a tax basis step up from the 1999 recapitalization transaction and $19.9 million of net operating loss (“NOL”) carry-forwards. The Company has recorded a valuation allowance against a significant portion of its deferred tax assets.

Provision for income taxes for the three months ended July 2, 2006 was $0.1 million compared to $0.1 million for the three months ended July 3, 2005.  Provision for income taxes for the six months ended July 2, 2006 and the comparable period of 2005, were $0.6 million, and $1.3 million, respectively. The provision for the six months ended July 2, 2006 is lower due to a higher percentage of taxable income for 2006 being generated in tax jurisdictions with operating loss carryforwards.

Provision for income taxes for the three and six months ended July 2, 2006 was calculated by estimating taxable income for certain tax jurisdictions using actual year to date operating results as management has determined that it can no longer reliably estimate the taxable income (loss) for the full year; therefore, the actual year to date effective tax rate was determined to represent the best estimate of the effective tax rate for the full fiscal year 2006.

The Company currently has an income tax contingency related to its India operations.  In 2003, the Company paid and expensed an income tax assessment of $0.4 million for three tax years for which an unfavorable ruling was rendered by the Indian tax authority.  In addition, the Company accrued a tax contingency reserve of $0.9 million in 2003 for potential additional exposure on the same issue related to subsequent years for which an assessment had not been received.  In 2005, the Company received a favorable ruling upon appealing this decision to the Indian Tribunal, and during the second quarter of 2006, $18,000 was received against this ruling relating to one of the three tax years.  Since the timing and the certainty of the amounts remaining from the $0.4 million favorable ruling are not probable, the Company has determined to recognize any gain contingency as and when monies are received.  In addition, the $0.9 million tax contingency reserve is evaluated quarterly and may be adjusted based on current facts and circumstances.

4.                 Earnings Per Share

In accordance with SFAS 128, Earnings Per Share, basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share is based upon the weighted average number of common and potential shares of common stock for each period presented. Potential common shares include the dilutive effect of stock options and employee stock purchase plan shares. For the three and six months ended July 2, 2006, approximately 2,241,000 and 2,272,000, respectively, of our outstanding stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For both the three and six months ended July 3, 2005, approximately 1,963,000 of our outstanding stock options and warrants were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income (loss)	$352	$(1,773)	$1,179	$(1,148)
Shares:
Weighted-average common shares outstanding—basic	19,292	19,221	19,276	19,214
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	80	—	48	—
Weighted-average common shares outstanding—diluted	19,372	19,221	19,324	19,214
Net income (loss) per share:
Basic	$0.02	$(0.09)	$0.06	$(0.06)
Diluted	$0.02	$(0.09)	$0.06	$(0.06)

5.                 Deferred Financing Costs

Net deferred financing costs are comprised of the following as of July 2, 2006 and January 1, 2006 (in thousands):

	July 2, 2006	January 1, 2006
Deferred financing costs	$580	$580
Accumulated amortization	(299)	(234)
Deferred financing costs, net	$281	$346

The Company amortizes deferred financing costs over the life of the related debt; these costs will be fully amortized by August 2008.

6.                 Long-Term Debt

Long-term debt consists of the following at July 2, 2006 and January 1, 2006 (in thousands):

	July 2, 2006	January 1, 2006
5.25% senior notes payable to third parties	$24,485	$24,485
5.25% senior notes payable to affiliates	22,145	22,145
Total long-term debt	$46,630	$46,630

As of July 2, 2006, all of the Company’s long-term debt is scheduled to be repaid in 2008.

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

Long-term debt includes the Company’s senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. As of July 2, 2006, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior secured notes due in 2008.

In connection with the Company’s initial public offering, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $14.2 million at July 2, 2006. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios. As of July 2, 2006, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $3.9 million with Bank Brussel Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, is collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of July 2, 2006, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.                 Other Long-Term Obligations

Other long-term obligations consist of the following at July 2, 2006 and January 1, 2006 (in thousands):

	July 2, 2006	January 1, 2006
1999 Europe restructuring liabilities	$548	$585
2003 Europe restructuring liabilities	1,193	1,213
Long service award liabilities	2,308	2,075
Deferred compensation	985	917
Advances for research & development	578	—
Total other long-term obligations	$5,612	$4,790

The Company has agreements with a local government agency in Belgium whereby the agency advances funds to Cherokee Europe for research and development expenses. These advances are expected to be repaid to the agency, either as a percentage of the revenues generated by the products developed or through a minimum fixed amount on an annual basis. These advances are interest free.

8.                 Cherokee Europe Restructuring

Prior to the Company’s acquisition of Cherokee Europe, the facility implemented a restructuring plan (the “1999 Europe Restructuring”). The 1999 Europe Restructuring liability of $2.2 million assumed by the Company was comprised entirely of termination benefits to be paid through 2010. The Company paid $0.1 million during the six-month period ended July 2, 2006.

In June 2003, the Company received approval for a restructuring plan (the “2003 Europe Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium. The 2003 Europe Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. All of the terminations were completed in 2003. Pursuant to the 2003 Europe Restructuring, the Company recorded a termination benefits charge of $4.5 million for the year ended December 28, 2003, to be paid through 2016. The Company paid $0.1 million during the six-month period ended July 2, 2006.

A reconciliation of the 1999 Europe Restructuring and 2003 Europe Restructuring liabilities as of July 2, 2006 (in thousands):

	1999 Europe Restructuring	2003 Europe Restructuring
Balance as of January 1, 2006	$770	$1,452
Provision	—	—
Payments	(108)	(137)
Foreign exchange rate effect	58	111
Balance as of July 2, 2006	720	1,426
Less current portion	(172)	(233)
Due after one year	$548	$1,193

9.                 Customer Concentration

For the quarter ended July 2, 2006, one customer accounted for 16% of net sales, and no other customer accounted for more than 10% of net sales. For the quarter ended July 3, 2005, one customer accounted for 13% of net sales, and no other customer accounted for more than 10% of net sales.  For the six months ended July 2,

2006, one customer accounted for 16% of net sales, and no other customer accounted for more than 10% of net sales.  For the six months ended July 3, 2005, two customers accounted for 13% and 11% of net sales, respectively.   One customer accounted for 10.4% of our net sales for the fiscal year ended January 1, 2006. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of July 2, 2006, one customer accounted for 11%, and no other customer accounted for more than 10% of net accounts receivable. As of January 1, 2006, one customer accounted for 10.3% and no other customer accounted for more than 10% of net accounts receivable.

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

The Company has not incurred significant amounts related to these guarantees and indemnification obligations, and no liability has been recorded in the financial statements for guarantees and indemnification as of January 1, 2006 and July 2, 2006.

Employment and Severance Agreements

The Company has entered into employment agreements with certain executives, which provide for annual base salaries and cash incentive payments of up to 120% of base salary subject to attainment of corporate goals and objectives pursuant to incentive compensation programs approved by the Company’s board of directors. In addition, the Company has entered into severance agreements with certain executives, which provide payments to the executive if the executive is terminated other than for cause or is terminated for good reason.

Other Matters

In the first quarter of 2006, we executed a mutual release agreement with a former business partner. The agreement released both parties from obligations arising from past transactions. As a result of this agreement, we made a one-time adjustment to reduce our selling and marketing expense by $0.4 million during the three months ended April 2, 2006.

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

During the quarter ended July 2, 2006, we were not a party to any material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

11.          Stock and Deferred Compensation Plans

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s Common Stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of Common Stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of July 2, 2006, the Company had granted a total of 1,415,647 options to purchase shares of Common Stock under the 2002 Stock Option Plan, which included options to purchase shares that were cancelled and subsequently re-granted.

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the ‘‘ESPP’’). The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of July 2, 2006, a total of 679,780 shares of Common Stock were reserved for issuance under the plan. The ESPP, which is intended to qualify as an ‘‘employee stock purchase plan’’ under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. As of July 2, 2006, 104,878 shares of Common Stock had been issued under the ESPP.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the ‘‘2004 Plan’’). The 2004 Plan provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of July 2, 2006, a total of 264,827 shares of the Company’s Common Stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of July 2, 2006, the Company had granted options to purchase 1,518,989 shares of Common Stock under the 2004 Plan, which included 208,153 options issued as partial compensation to non-employee directors. During the quarter ended July 2, 2006, 92,500 shares were issued under the 2004 Plan, the aggregate fair value for these shares was $0.2 million, which will be amortized as stock compensation costs over 6.25 years.

Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years. As of July 2, 2006, the Company has recorded a liability of $1.0 million for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions for the three months and six months ended July 3, 2005 and July 2, 2006.

12.          Retirement Plans

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan for the three and six months ended July 2, 2006 and July 3, 2005, respectively (in thousands):

	Three-Months Ended		Six-Months Ended
Components of Net Periodic Benefit Cost	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Service cost	$48	$38	$92	$78
Interest cost	57	62	115	127
Expected return on plan assets	(30)	(35)	(61)	(71)
Net periodic benefit cost	$75	$65	$146	$134

13.          Subsequent Event-Transfer of Manufacturing Operations to Shanghai, China Facility from Guadalajara, Mexico Facility

In February 2006, the Company opened a new, 120,000 square foot, state-of-the-art manufacturing facility in Shanghai, China (the “China Facility”) and has begun consolidating high volume, low mix manufacturing from plants that are more costly to operate to this new facility.  In connection with this strategy, the Company determined in August 2006 that it intends to close its manufacturing operation in Guadalajara, Mexico (the “Guadalajara Facility”) by the first quarter of 2007.  The Guadalajara Facility encompasses 35,000 square feet in one building and has been in operation since 1988, recently employing approximately 250 full-time and temporary employees in the production of power supplies. The Company owns the building and will seek a buyer for the property.

The design and location of the new China Facility optimizes the Company’s and its customers’ supply chains as an increasing number of Cherokee’s customers and suppliers have their own manufacturing operations in China.  It also positions the Company to take advantage of the overall business growth in Asia.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, other than purely historical information, are forward-looking statements. These forward-looking statements are based upon our current expectations about future events. When used in this Quarterly Report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations. However, these statements are subject to a number of risks and uncertainties affecting our business. You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors, which include, but are not limited to: (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (3) the Company’s inability to realize expected cost savings by shifting production to its Shanghai facility, (4) changes in the Company’s sales mix to lower margin products, (5) increased competition in the Company’s industry, (6) disruptions of the Company’s established supply channels, (7) the Company’s level of debt and restrictions imposed by its debt agreements, and (8) the additional risk factors identified in the Company’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, even though the Company’s situation may change in the future.

OVERVIEW

Business

We are a designer and manufacturer of power supplies for original equipment manufactures (OEMs). Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, telecom, medical and industrial markets.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Wavre, Belgium and Shanghai, China. We recently announced our intention to close our facility in Guadalajara, Mexico.  We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India, Guadalajara, Mexico, and Shanghai, China. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium to our manufacturing capacity and enabled us to better serve the European market.

Basis of Reporting

Net Sales

We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Sales are recorded net of discounts, which are estimated at the time of shipment based upon historical data. Changes in assumptions regarding the rate of sales discounts earned by our customers could impact our results.

We generally recognize revenue at the time of shipment because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our facility or third-party hub. Revenue is only recognized when collectibility is reasonably assured. Shipping and handling fees are included in revenue, with related costs recorded to cost of sales.

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

Operating Expenses

Operating expenses include engineering costs, selling and marketing costs and general and administrative expenses. Engineering costs primarily include salaries and benefits of engineering personnel, safety approval and quality certification fees, and depreciation on equipment and consulting and professional services. Selling and marketing expenses primarily include salaries and benefits to account managers and commissions to independent sales representatives. Administrative expenses primarily include salaries and benefits for certain management and administrative personnel, professional fees and information system costs. Operating expenses also include the direct expense and allocation of costs attributable to these departments for lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. As of July 2, 2006, one customer accounted for 11% of net accounts receivable, and no other customer accounted for more than 10%. At January 1, 2006, one customer accounted for 10.3% and no other customer accounted for more than 10% of net accounts receivable.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory and the current estimated market value of the inventory using the weighted average cost method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical usage data and estimates of future demand. Since substantially all of our products are manufactured according to firm purchase orders and customer forecasts, we evaluate the potential of recovery from our customers when customized products approach end-of-life.  Our customers are generally liable for inventory costs we incur for order cancellations that occur after we have committed resources to procure or manufacture product.  We also regularly evaluate inventory that is non-compliant with the RoHS directive to determine if additional reserves are needed to cover for potential obsolescence.  We have not established a separate reserve for non-RoHS compliant inventory above what our normal calculations would require.

Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past five years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize additional expense in our cost of sales at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over reported our costs of sales in previous periods and would be required to recognize additional operating income at the time such inventory is sold. Therefore, although we make every reasonable effort to ensure the accuracy of our estimates of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions.   The Company’s effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions management uses to estimate the annual effective tax rate including mix of pre-tax earnings in the various tax jurisdictions in which it operates.  In 2006, the Company has determined that the actual effective tax rate for the year to date period is the best estimate of the annual effective tax rate to provide for income taxes in an interim because management does not believe that taxable income can be reliably estimated for the quarterly and annual periods.

The Company currently has an income tax contingency related to its India operations.  In 2003, the Company paid and expensed an income tax assessment of $0.4 million for three tax years for which an unfavorable ruling was rendered by the Indian tax authority.  In addition, the Company accrued a tax contingency reserve of $0.9 million in 2003 for potential additional exposure on the same issue related to subsequent years for which an assessment had not been received.  In 2005, the Company received a favorable ruling upon appealing this decision to the Indian Tribunal, and during the second quarter of 2006, $18,000 was received against this ruling relating to one of the three tax years.  Since the timing and the certainty of the amounts remaining from the $0.4 million favorable ruling are not probable, the Company has determined to recognize any gain contingency as and when monies are received.  In addition, the $0.9 million tax contingency reserve is evaluated quarterly and may be adjusted based on current facts and circumstances.

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

Stock Compensation Expense

Effective January 2, 2006, we adopted SFAS 123R using the “modified prospective” transition method. Under the transition method, compensation cost recognized in the six months ended July 2, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 2, 2006 based on the grant-fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 2, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Results from prior periods have not been restated.  As a result of adopting SFAS 123R, our stock compensation costs for the six months ended July 2, 2006 were $0.3 million.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula. The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years.  Options granted following the Company’s adoption of SFAS 123R, the expected life was increased to 6.25 years using the “simplified method” under SAB 107 (an expected term based on the mid point between the vesting date and the end of the contractual term).  The use of the simplified method is permitted through December 31, 2007.  We will convert to Company-specific experience on or before January 1, 2008. The options have a maximum contractual term of 10 years and vest pro-rata over four years.   The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 2, 2006 COMPARED TO THREE MONTHS ENDED JULY 3, 2005

NET SALES

Net sales increased by approximately 23.6%, or $7.3 million, to $38.3 million for the three months ended July 2, 2006 from $31.0 million for the three months ended July 3, 2005.

The increase in net sales for the three months ended July 2, 2006 is due primarily to a general improvement in end market demand, reflected in the 20% increase in our backlog as of April 2, 2006, compared to April 4, 2005, and new design wins during the three months ended July 2, 2006.

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

GROSS PROFIT

Gross profit increased by approximately 28.9%, or $1.8 million, to $8.1 million for the three months ended July 2, 2006 from $6.3 million for the three months ended July 3, 2005. Gross margin for the three months ended July 2, 2006 increased to 21.2% from 20.4% in the prior year period. The increase in gross profit was due primarily to the increase in company-wide revenues, and better utilization of direct labor.

OPERATING EXPENSES

Operating expenses for the three months ended July 2, 2006 decreased by approximately 3.5%, or $0.2 million, to $7.1 million from $7.3 million for the three months ended July 3, 2005. As a percentage of net sales, operating expenses decreased to 18.5% from 23.7% in the prior year period.

During the three months ended July 2, 2006, the Company incurred $0.4 million of legal and professional fees related to the investigation of certain unauthorized payments by employees of the Company’s Indian subsidiaries.  The Company also incurred $0.2 million of stock-based compensation expense during the three months ended July 2, 2006, and $0.3 million decrease in other various operating expenses.

During the second quarter of 2005, we incurred professional fees and costs related to the readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act.  During the three months ended July 3, 2005, we incurred $0.5 million of related professional fees and costs, compared to no expenses during the three months ended July 2, 2006.  On June 30, 2006, based on unaffiliated market capitalization guidelines, the Company’s compliance deadline for complying with Section 404 of the Sarbanes-Oxley Act was deferred until fiscal year-end 2007.

OPERATING INCOME

As a result of the factors discussed above, operating income increased by $2.0 million to $1.0 million for the three months ended July 2, 2006, from an operating loss of $1.0 million for the three months ended July 3, 2005. Operating margin increased to a positive 2.7% from a negative 3.3% in the prior year period.

INTEREST EXPENSE

Interest expense for the three months ended July 2, 2006 was $0.7 million compared to $0.7 million for the three months ended July 3, 2005. The interest expense is mainly related to our 5.25% senior notes and commitment fees on our senior revolving credit line.

INCOME TAXES

Provision for income taxes for three months ended July 2, 2006 was $0.1 million compared to $0.1 million for the three months ended July 3, 2005.

Provision for income taxes for the three and six months ended July 2, 2006 was calculated by estimating taxable income for certain tax jurisdictions using actual year to date operating results as management has determined that it can no longer reliably estimate the taxable income (loss) for the full year; therefore, the actual year to date effective tax rate was determined to represent the best estimate of the effective tax rate for the full fiscal year 2006.

Provision for income taxes for the three and six months ended June 30, 2005 was calculated by estimating full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the quarter during which the income was generated.  The Company recorded an income tax provision despite reporting a pre-tax loss, because a portion of our taxable income for 2005 was generated in tax jurisdictions without operating loss carryforwards, and a portion generated losses in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

NET INCOME

As a result of the factors discussed above, we recorded net income of $0.4 million for the three months ended July 2, 2006, compared to a net loss of $1.8 million for the three months ended July 3, 2005.

SIX MONTHS ENDED JULY 2, 2006 COMPARED TO SIX MONTHS ENDED JULY 3, 2005

NET SALES

Net sales increased by approximately 18.1%, or $11.4 million, to $74.4 million for the six months ended July 2, 2006 from $63.0 million for the six months ended July 3, 2005.

The increase in net sales for the six months ended July 2, 2006 compared to the six months ended July 3, 2005 was due to an 37.0% increase in datacom and an 11.0% increase in telecom end markets, with industrial and medical markets remaining flat.

GROSS PROFIT

Gross profit increased by approximately 19.3%, or $2.7 million, to $16.7 million for the six months ended July 2, 2006 from $14.0 million for the six months ended July 3, 2005. Gross margin for the six months ended July 2, 2006 increased to 22.4% from 22.1% in the prior year period.

The increase in gross profit was due to the increase in company-wide revenues, and better utilization of direct labor.

OPERATING EXPENSES

Operating expenses for the six months ended July 2, 2006, increased by approximately 10.8%, or $1.3 million, to $13.7 million from $12.4 million for the six months ended July 3, 2005.  As a percentage of sales, operating expenses decreased to 18.4% from 19.7% in the prior year period.

The increase in operating expenses is primarily due to a $2.5 million gain from insurance proceeds recorded in the prior year period due to the fire damage experienced in the Company’s Belgium facility in February 2004. This gain in 2005 was partially offset by $0.7 million of expenses for professional fees and other costs in 2005 related to the readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act.  During the six months ended July 2, 2006, the Company incurred $0.4 million of legal and professional fees related to the India investigation. The Company also incurred $0.3 million of stock-based compensation expense during the six months ended July 2, 2006, due to the adoption of SFAS 123R.

During the six months ended July 3, 2005, the Company incurred $0.7 million in professional fees and costs related to the readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act, compared to no expenses during the six months ended July 2, 2006.  On June 30, 2006, based on unaffiliated market capitalization guidelines, the Company’s compliance deadline for complying with Section 404 of the Sarbanes-Oxley Act was deferred until fiscal year-end 2007.

OPERATING INCOME

As a result of the factors discussed above, operating income increased to $2.9 million for the six months ended July 2, 2006 compared to $1.6 million for the six months ended July 2, 2005.  Operating margin increased to 3.9% from 2.5% in the prior year period.

INTEREST EXPENSE

Interest expense for the six months ended July 2, 2006 was $1.4 million compared to $1.4 million for the six months ended July 3, 2005.  The interest expense is mainly related to our 5.25% senior notes and commitment fees on our senior revolving credit line.

INCOME TAXES

Provision for income taxes for the six months ended July 2, 2006 and the comparable period of 2005, were $0.6 million, and $1.3 million, respectively. The provision for the six months ended July 2, 2006 is lower due to a higher percentage of taxable income for 2006 being generated in tax jurisdictions with operating loss carryforwards.

Provision for income taxes for the three and six months ended July 2, 2006 was calculated by estimating taxable income for certain tax jurisdictions using actual year to date operating results as management has determined that it can no longer reliably estimate the taxable income (loss) for the full year; therefore, the actual year to date effective tax rate was determined to represent the best estimate of the effective tax rate for the ful fiscal year 2006.

Provision for income taxes for the three and six months ended June 30, 2005 was calculated by estimating full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the quarter during which the income was generated.  The Company recorded an income tax provision despite reporting a pre-tax loss, because a portion of taxable income for 2005 was generated in tax jurisdictions without operating loss carryforwards, and a portion generated losses in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

NET INCOME (LOSS)

 As a result of the factors discussed above, we recorded net income of $1.2 million for the six months ended July 2, 2006, compared to a net loss of $1.1 million for the six months ended July 3, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

SIX MONTHS ENDED JULY 2, 2006 COMPARED TO SIX MONTHS ENDED JULY 3, 2005

Net cash provided by operating activities for the six months ended July 2, 2006, was $3.0 million, compared to $0.1 million for the six months ended July 3, 2005.  Net cash provided by operating activities for the six months ended July 2, 2006 reflected the positive effect of $1.2 million in net income due to higher revenues, $1.6 million of depreciation and amortization, $0.3 million of stock-based compensation related to SFAS 123R, $0.7 million decrease in accounts receivable due to higher collections, an $2.0 million increase in accounts payable due to higher costs during the period as a result of higher revenues, $1.0 million increase in accrued compensation and benefits mainly due to the increase in bonus accrual, and an increase of $0.5 million in long-term obligations.  These amounts were partially offset by a $2.6 million increase in inventories due to a large past due and higher backlog, $1.0 million increase in prepaid expenses and other current assets due to the increase in value added tax (“VAT”) receivables in China and Europe, resulting from increased purchases to support higher revenues, a $0.7 million decrease in accrued liabilities and restructuring costs. Cash provided by operating activities for the six months ended July 3, 2005 was $0.1 million, which reflected the positive effect of a decrease in accounts receivable of $1.9 million, due to lower revenue levels during the second quarter of 2005 an increase in accrued liabilities and accrued restructuring costs of $1.4 million, due primarily to a short-term advance of $0.9 million received to fund construction costs of the Company’s new facility in China.  These items were mostly offset by a reduction in accounts payable of $2.2 million, due to lower revenue levels during the second quarter of 2005, and an increase in inventories of $1.0 million, due primarily to an increase in consignment hub inventories partially offset by a decrease in raw materials.

Net cash used in investing activities for the six months ended July 2, 2006 was $1.1 million related to capital expenditure purchases. Net cash provided by investing activities for the six months ended July 3, 2005 was $0.5 million, which reflected net sales of short-term investments of $3.8 million, mostly offset by capital expenditures of $3.4 million related to manufacturing equipment, construction-in-progress in China, and leasehold improvements.

Net cash provided by financing activities for the six months ended July 2, 2006 and the six months ended July 3, 2005 was $0.1 million, and $0.1 million, respectively. Both amounts were related to employee stock purchase plan proceeds.

LIQUIDITY

As of July 2, 2006, we had cash and cash equivalents of $12.9 million, working capital of $44.1 million and no borrowings under the Credit Facility. Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Our current and future liquidity needs primarily arise from working capital requirements and capital expenditures. Our historical capital expenditures have primarily resulted from investments in equipment to increase manufacturing capacity and to improve manufacturing efficiencies. For 2006, we expect capital expenditures to be approximately $3.0 million, which will relate primarily to our investments in manufacturing equipment at our facilities. In 2005, we spent $8.1 million in capital expenditures of which $5.5 million was invested in the development of our new China facility.

As of July 2, 2006, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility. We are required to make semi-annual interest payments to holders of the senior notes.

We have operating lease obligations relating to our facilities in Tustin and Irvine, California, and Bombay, India.

We have purchase commitments primarily with vendors and suppliers for the purchase of inventory and for other goods, services, and equipment as part of the normal course of business. These commitments are generally evidenced by purchase orders that may or may not include cancellation provisions. Based on current expectations, we do not believe that any cancellation penalties we incur under these obligations would have a material adverse effect on our financial condition or results of operations.

The maturities of our long-term debt and future payments relating to our operating leases and other obligations as of July 2, 2006 are as follows (in thousands):

Contractual Obligations	July 3, 2006 to December 31, 2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$—	$—	$46,630	$—	$—	$—	$46,630
Operating leases	786	1,583	1,579	526	2	114	4,590
Purchase order commitments	16,810	—	—	—	—	—	16,810
1999 Europe restructuring	89	166	127	91	248	—	721
2003 Europe restructuring	117	233	209	203	186	478	1,426
Long service award	—	62	130	258	508	1,380	2,338
Deferred compensation	—	—	—	—	—	985	985
Advances for research and development	117	91	56	53	53	319	689
Total	$17,919	$2,135	$48,731	$1,131	$997	$3,276	$74,189

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with our initial public offering in February of 2004, we amended our existing senior revolving credit facility with General Electric Capital Corporation. The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $14.2 million at July 2, 2006. We plan to use funds available under this credit facility to finance working capital and other cash requirements as needed. The credit facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

As of July 2, 2006, we were in compliance with all covenants set forth in the principal agreements governing our debt. Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at July 2, 2006 will be sufficient to meet our anticipated cash requirements for at least the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the impact of recently issued accounting pronouncements, see “Item 1:  Financial Statements” under “Note 2 of the Notes to Condensed Consolidated Financial Statements” entitled “Recent Accounting Pronouncements.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at July 2, 2006.

We had no variable rate debt outstanding at July 2, 2006. However, any debt we incur under the Credit Facility and Cherokee Europe line of credit with Bank Brussel Lambert, a subsidiary of ING Belgie NV , will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer and Secretary, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer and Secretary have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

The subject payments, in the aggregate, amount to approximately $40,000 in 2004 and 2005, and less than $10,000 in 2006. The Company retained outside counsel who conducted an internal investigation into these payments. The Company has notified the Department of Justice and the Securities and Exchange Commission of this matter, and will cooperate fully with any investigations that may be conducted by such regulatory agencies. The Company believes that this matter will not have a material impact on its consolidated financial statements.  The Company has directed that no such payments be made without prior approval of U.S. management and has enhanced its existing policies and procedures to ensure compliance with applicable laws.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  As of July 2, 2006, the Company identified the following material weakness in its internal controls:

Insufficient controls over the preparation of the income tax provision

The Company did not maintain effective controls over the determination and reporting of the provision for income taxes during the quarter ended July 2, 2006.  Specifically, the Company did not maintain effective controls to review and monitor the accuracy of significant estimates that impacted the components of the income tax provision calculations. This control deficiency resulted in a material adjustment during the preparation of the unaudited consolidated financial statements as of and for the three months ended July 2, 2006. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Remediation of Material Weakness

In order to remediate the material weakness reported above as of July 2, 2006, the Company has retained a third-party consultant with significant tax and financial reporting experience to provide assistance in complying with United States Generally Accepted Accounting Principles (“GAAP”) and Securities and Exchange Commission reporting requirements. This tax professional has revised the quarterly closing procedures to ensure improved flow of information obtained from foreign jurisdictions.  In addition, the Company has refined its methodology for calculating the quarterly provision to more accurately reflect and minimize its reliance on future estimated taxable income by jurisdiction.  The Company began improvement efforts subsequent to the quarter ended July 2, 2006 and prior to the filing of this Form 10-Q.

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our July 2, 2006 quarter-end that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended July 2, 2006, we were not a party to any material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

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

CHEROKEE INTERNATIONAL CORPORATION

Date: August 16, 2006	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President, Chief Executive Officer, and Director

Date: August 16, 2006	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President, Chief Financial Officer, and Secretary