Form 10-Q
period 2006-10-01
CHEROKEE INTERNATIONAL CORP
filed 2006-11-15
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2006

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

As of October 31, 2006, 19,292,419 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	October 1, 2006	January 1, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,667	$10,543
Accounts receivable, net	25,762	24,999
Inventories, net	30,228	26,851
Prepaid expenses and other current assets	1,868	1,698
Total current assets	67,525	64,091
Property and equipment, net	19,309	19,268
Deposits and other assets	1,320	1,296
Deferred financing costs, net	249	346
Goodwill	6,317	6,317
	$94,720	$91,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,114	$11,658
Accrued liabilities	6,128	6,028
Accrued compensation and benefits	7,584	5,326
Accrued restructuring costs	662	424
Total current liabilities	25,488	23,436
Long-term debt	24,485	24,485
Long-term debt payable to affiliates	22,145	22,145
Total long-term debt	46,630	46,630
Other long-term obligations	5,532	4,790

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,292,419 and 19,259,612 shares issued and outstanding at October 1, 2006 and January 1, 2006, respectively	19	19
Paid-in capital	184,457	183,871
Accumulated deficit	(169,093)	(168,898)
Accumulated other comprehensive income	1,687	1,470
Net stockholders’ equity	17,070	16,462
	$94,720	$91,318

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006 (13 weeks)	October 2, 2005 (13 weeks)	October 1, 2006 (39 weeks)	October 2, 2005 (39 weeks)

Net sales	$33,051	$26,418	$107,462	$89,420
Cost of sales	26,676	21,753	84,436	70,801
Gross profit	6,375	4,665	23,026	18,619
Operating expenses:
Engineering and development	2,244	2,116	6,887	6,822
Selling and marketing	1,721	1,631	4,742	5,633
General and administrative	2,809	2,560	8,873	8,736
Gain from insurance proceeds	—	—	—	(2,490)
Restructuring costs	275	—	275	—
Asset impairment	285	—	285	—
Total operating expenses	7,334	6,307	21,062	18,701

Operating income (loss)	(959)	(1,642)	1,964	(82)

Interest expense	(744)	(643)	(2,098)	(2,035)
Other income, net	129	50	321	75
Income (loss) before income taxes	(1,574)	(2,235)	187	(2,042)
Provision for income taxes	(200)	(73)	382	1,268

Net loss	$(1,374)	$(2,162)	$(195)	$(3,310)

Net loss per share:
Basic	$(0.07)	$(0.11)	$(0.01)	$(0.17)
Diluted	$(0.07)	$(0.11)	$(0.01)	$(0.17)

Weighted average common shares outstanding:
Basic	19,292	19,232	19,281	19,220
Diluted	19,292	19,232	19,281	19,220

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006 (13 weeks)	October 2, 2005 (13 weeks)	October 1, 2006 (39 weeks)	October 2, 2005 (39 weeks)

Net loss	$(1,374)	$(2,162)	$(195)	$(3,310)
Other comprehensive income (loss):
Foreign currency translation adjustments	(76)	229	1,077	(2,233)
Income tax effect of foreign currency transaction adjustments	(861)	—	(861)	—
Comprehensive income (loss)	$(2,311)	$(1,933)	$21	$(5,543)

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2006 (39 weeks)	October 2, 2005 (39 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(195)	$(3,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,474	2,335
Asset impairment charge (a)	285	—
Gain on sale of property and equipment	—	(30)
Amortization of deferred financing costs	97	97
Stock-based compensation	505	—
Net change in operating assets and liabilities:
Accounts receivable, net	(115)	2,030
Inventories, net	(2,863)	(1,128)
Prepaid expenses and other current assets	(93)	269
Deposits and other assets	(24)	(332)
Accounts payable	(804)	(3,541)
Accrued liabilities and restructuring costs	(1,347)	571
Accrued compensation and benefits	1,993	(343)
Accrued interest payable	607	585
Other long-term obligations	466	122
Net cash provided by (used in) operating activities	986	(2,675)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,353)	(4,799)
Net change in short-term investments	—	3,853
Proceeds from sale of property and equipment	—	34
Net cash used in investing activities	(2,353)	(912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock purchases and the exercise of stock options	82	90
Short-term advances for construction costs		1,217
Net cash provided by financing activities	82	1,307
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	409	(894)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(876)	(3,174)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,543	14,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,667	$11,411

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,248	$1,300
Cash paid for income taxes	$641	$364

(a) The asset impairment charge of $0.3 million for the nine months ended October 1, 2006 is related to the impairment of property and equipment calculated in accordance with SFAS 144 due to the restructuring and closure of the Guadalajara, Mexico Facility (Note 11).

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

Results of operations for the quarter ended and nine months ended October 1, 2006 and October 2, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006 (“fiscal 2006.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended January 1, 2006, included in the Company’s Annual Report on Form 10-K (FileNo. 000-50593) filed on April 18, 2006.

In our filings with the Securities and Exchange Commission prior to our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2006, we referred to fiscal periods as ending on the last day of the nearest calendar month on our financial statements and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to provide the reader with a more convenient presentation of our disclosure.  The dates shown on the cover of our prior reports on Forms 10-K and 10-Q have always represented the actual period end dates, and will continue to do so.  In order to comply with a recent request from the Securities and Exchange Commission, we have reflected the actual period end dates throughout this filing.

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

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of the fiscal 2006 includes:  (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.  At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010.   Stock based compensation costs expensed during the nine months ended October 1, 2006 were $0.5 million.

All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to four years from the grant date and generally expire up to ten years after the grant date. During the three months and nine months ended October 1, 2006 the Company recorded $0.2 million and $0.5 million, respectively, of stock compensation expense.  No stock compensation expense was recorded during the three months and nine months ended October 2, 2005.

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the three and nine month periods ended October 1, 2006 and October 2, 2005 using the Black-Scholes option pricing formula.

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	58.5%	54.4%	58.8%	43.0%
Risk free interest rate	4.64%	3.95%	4.81%	3.67%
Expected lives	5.0 - 6.25 years	5.0 years	5.0 - 6.25 years	5.0 years
Forfeiture rates	8.51% - 20.41%	—	8.51% - 20.41%	—

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended October 1, 2006 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding at January 1, 2006	2,270,115	$6.47	8.73	—
Granted	102,500	3.83	9.72	—
Exercised	—	—	—	—
Forfeited	(89,782)	$7.63	—	—
Outstanding at October 1, 2006	2,282,833	$6.30	8.05	$231,234
Vested and expected to vest in the future at October 1, 2006	2,011,623	$6.49	7.95	$176,678
Exercisable at October 1, 2006	872,351	$7.86	7.15	—

No options were exercised for the nine months ended October 1, 2006 and October 2, 2005, respectively. Therefore there was no actual tax benefit realized relating to stock option exercises in the nine months ended October 1, 2006 and October 2, 2005.

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

As required by SFAS 123R, the required pro forma disclosure, for periods prior to adoption of SFAS 123R, is shown below (in thousands, except per share data):

	Three Months Ended October 2, 2005	Nine Months Ended October 2, 2005
Net loss as reported	$(2,162)	$(3,310)
Add: Stock-based employee compensation included in net loss, net of tax, as reported	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(274)	(890)
Net loss—pro forma	$(2,436)	$(4,200)

Net loss per share, as reported:
Basic	$(0.11)	$(0.17)
Diluted	$(0.11)	$(0.17)
Pro forma net loss per share:
Basic	$(0.13)	$(0.22)
Diluted	$(0.13)	$(0.22)

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro. The functional currency of the Company’s operating subsidiaries in Mexico (Cherokee Electronica, S.A. de C.V.), in India (Cherokee India Pvt. Ltd. and Powertel India Pvt. Ltd.), and in China (Cherokee International (China) Power Supply Co. Ltd) is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars. Translation adjustments, as well as the income tax effect of currency gains or losses on certain intercompany loans, related to Cherokee Europe are reflected as a component of comprehensive income (loss) and included in stockholders’ equity as accumulated other comprehensive income (loss).

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

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion 29. The amendment eliminates the exception to fair value accounting for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carry-over basis with no gain or loss recognition). Such transactions will now be accounted for based upon the fair value of the assets exchanged. SFAS 153 is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement did not have a material impact on the Company’s consolidated results of operations or financial position.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made, the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 as of January 2, 2006; this statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently evaluating the impact that the adoption of FIN 48 will have on the Company’s consolidated financial position, results of operations, and liquidity.

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitive and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings, in the first year of adoption, for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently assessing the impact of SAB 108 on our consolidated financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur.  SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements will be effective for the company’s 2006 fiscal year end. Presently, the plan is under funded when comparing plan assets to the discounted projected benefit obligations.  A portion of this under funded liability is currently recorded on the company’s balance sheet, but the company will be required to record the previously unrecognized portion for its year-end financials.  While the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is required for the company’s 2008 fiscal year end, the company anticipates complying with this provision for the 2006 fiscal year end.   We are currently assessing the impact SFAS 158 will have on the Company’s consolidated financial statements and results of operations.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for obsolescence (in thousands):

	October 1, 2006	January 1, 2006
Raw material	$20,771	$18,855
Work-in-process	4,333	3,599
Finished goods	5,124	4,397
Inventories, net	$30,228	$26,851

During the quarter ended October 1, 2006, the Company recorded $0.5 million of additional provision to the reserve for excess and obsolete inventory, $0.3 million of which was due to our assessment of potential decrease in future customer demand of product as a result of the restructuring and closure of the Company’s Guadalajara, Mexico facility and its effect on the net realizable value of inventory on hand.

As of October 1, 2006 and January 1, 2006, the reserve for inventory obsolescence was $4.3 million and $3.8 million, respectively, and includes management’s assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive (more commonly known as “RoHS”).

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

For the three months ended October 1, 2006 the Company recorded a benefit of $0.2 million compared to a benefit of $0.1 million for the three months ended October 2, 2005.  The Company recorded a provision for income taxes for the nine months ended October 1, 2006 and the comparable period of 2005 was $0.4 million, and $1.3 million, respectively. The provision for the nine months ended October 1, 2006 is lower due to a higher percentage of taxable income for 2006 being generated in tax jurisdictions with operating loss carryforwards.

Provision for income taxes for the three and nine months ended October 1, 2006 was calculated by estimating taxable income for certain tax jurisdictions using actual year to date operating results as management has determined that it can no longer reliably estimate the taxable income (loss) for the full year; therefore, the actual year to date effective tax rate was determined to represent the best estimate of the effective tax rate for the full fiscal year 2006.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries.  Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

The income tax effect of currency gains or losses on certain intercompany loans is included as a component of comprehensive income (loss) and included in stockholders’ equity as accumulated other comprehensive income (loss).

The Company currently has an income tax contingency related to its India operations.  In 2003, the Company paid and expensed an income tax assessment of $0.4 million for three tax years for which an unfavorable ruling was rendered by the Indian tax authority.  In addition, the Company accrued a tax contingency reserve of $0.9 million in 2003 for potential additional exposure on the same issue related to subsequent years for which an assessment had not been received.  In 2005, the Company received a favorable ruling on one of the three tax years upon our appeal of this decision to the Indian Tribunal.  Since the timing and the certainty of the $0.4 million favorable ruling are not probable, the Company has determined to recognize any gain contingency as and when monies are received.  In addition, the $0.9 million tax contingency reserve is evaluated quarterly and may be adjusted based on current facts and circumstances.

The Company is currently undergoing an audit in the Netherlands.  We will continue to evaluate the need for additional tax contingencies on a quarterly basis. The Company does not believe that the outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

4.                                      Earnings Per Share

In accordance with SFAS 128, Earnings Per Share, basic income per share is based upon the weighted average number of common shares outstanding. Diluted income per share is based upon the weighted average number of common and potential shares of common stock for each period presented. Potential common shares include the dilutive effect of stock options and employee stock purchase plan shares. For the three and nine months ended October 1, 2006, all 2,282,833 of our outstanding stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for such periods. For both the three and nine months ended October 2, 2005, all 1,796,342 of our outstanding stock options were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive due to the net loss for such periods.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net loss	$(1,374)	$(2,162)	$(195)	$(3,310)
Shares:
Weighted-average common shares outstanding—basic	19,292	19,232	19,281	19,220
Effect of dilutive securities:
Stock options and employee stock purchase plan shares	—	—	—	—
Weighted-average common sharesoutstanding—diluted	19,292	19,232	19,281	19,220
Net loss per share:
Basic	$(0.07)	$(0.11)	$(0.01)	$(0.17)
Diluted	$(0.07)	$(0.11)	$(0.01)	$(0.17)

5.                                      Deferred Financing Costs

Net deferred financing costs are comprised of the following as of October 1, 2006 and January 1, 2006 (in thousands):

	October 1, 2006	January 1, 2006
Deferred financing costs	$580	$580
Accumulated amortization	(331)	(234)
Deferred financing costs, net	$249	$346

The Company amortizes deferred financing costs over the life of the related debt; these costs will be fully amortized by August 2008.

6.                                      Long-Term Debt

Long-term debt consists of the following at October 1, 2006 and January 1, 2006 (in thousands):

	October 1, 2006	January 1, 2006
5.25% senior notes payable to third parties	$24,485	$24,485
5.25% senior notes payable to affiliates	22,145	22,145
Total long-term debt	$46,630	$46,630

As of October 1, 2006, all of the Company’s long-term debt is scheduled to be repaid in 2008.

Long-term debt includes the Company’s senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. As of October 1, 2006, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior secured notes due in 2008.

In connection with the Company’s initial public offering, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $15.3 million at October 1, 2006. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios. As of October 1, 2006, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

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

Cherokee Europe maintains a working capital line of credit of approximately $3.8 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, is collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of October 1, 2006, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.                                      Other Long-Term Obligations

Other long-term obligations consist of the following at October 1, 2006 and January 1, 2006 (in thousands):

	October 1, 2006	January 1, 2006
1999 Europe restructuring liabilities	$497	$585
2003 Europe restructuring liabilities	1,120	1,213
Long service award liabilities	2,340	2,075
Deferred compensation	1,002	917
Advances for research & development	573	—
Total other long-term obligations	$5,532	$4,790

The Company has agreements with a local government agency in Belgium whereby the agency advances funds to Cherokee Europe for research and development expenses. These advances are expected to be repaid to the agency, either as a percentage of the revenues generated by the products developed or through a minimum fixed amount on an annual basis. These advances are interest free.

8.                                      Cherokee Europe Restructuring

Prior to the Company’s acquisition of Cherokee Europe, the facility implemented a restructuring plan (the “1999 Europe Restructuring”). The 1999 Europe Restructuring liability of $2.2 million assumed by the Company was comprised entirely of termination benefits to be paid through 2010. The Company paid $0.2 million during the nine months ended October 1, 2006.

In June 2003, the Company received approval for a restructuring plan (the “2003 Europe Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium. The 2003 Europe Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. All of the terminations were completed in 2003. Pursuant to the 2003 Europe Restructuring, the Company recorded a termination benefits charge of $4.5 million for the year ended December 28, 2003, to be paid through 2016. The Company paid $0.2 million during the nine months ended October 1, 2006.

A reconciliation of the 1999 Europe Restructuring and 2003 Europe Restructuring liabilities as of October 1, 2006 (in thousands):

	1999 Europe Restructuring	2003 Europe Restructuring
Balance as of January 1, 2006	$770	$1,452
Provision	—	—
Payments	(164)	(208)
Foreign exchange rate effect	53	101
Balance as of October 1, 2006	659	1,345
Less current portion	(162)	(225)
Due after one year	$497	$1,120

9.                                      Customer Concentration

For the quarters ended October 1, 2006 and October 2, 2005, respectively, no customer accounted for more than 10% of net sales. For the nine months ended October 1, 2006, one customer accounted for 11% of net sales, and another customer accounted for 11% of net sales for the nine months ended October 2, 2005. For the fiscal year ended January 1, 2006, one customer accounted for 10.4% of our net sales. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of October 1, 2006 no customer accounted for more than 10% of our net accounts receivable.  As of January 1, 2006, one customer accounted for 10.3% and no other customer accounted for more than 10% of net accounts receivable.

The Company sells its power supply products to original equipment manufactures (OEMs) in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. These activities are managed as a single business and have been aggregated into a single reportable operating segment. Net sales by regions shipped to for the three and nine months ended October 1, 2006, and October 2, 2005, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
North America (primarily United States)	$17,522	$14,262	$52,678	$41,163
Europe	10,658	9,413	43,304	38,932
Asia	4,755	2,602	11,251	8,878
Other	116	141	229	447
	$33,051	$26,418	$107,462	$89,420

The Company’s long-lived assets located outside of the United States were $17.5 million and $16.5 million as of October 1, 2006 and January 1, 2006, respectively.

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

The Company has not incurred significant amounts related to these guarantees and indemnification obligations, and no liability has been recorded in the financial statements for guarantees and indemnification as of January 1, 2006 and October 1, 2006.

Employment and Severance Agreements

The Company has entered into employment agreements with certain executives, which provide for annual base salaries and cash incentive payments of up to 120% of base salary subject to attainment of corporate goals and objectives pursuant to incentive compensation programs approved by the Company’s board of directors. In addition, the Company has entered into severance agreements with certain executives, which provide payments to the executive if the executive is terminated other than for cause, as defined in the applicable severance agreement.

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

The subject payments, in the aggregate, amount to approximately $40,000 in each year during 2004 and 2005, and less than $10,000 in 2006. The Company retained outside counsel who conducted an internal investigation into these payments. In April 2006, the Company notified the Department of Justice and the Securities and Exchange Commission of this matter, and that we would cooperate fully with any investigations that may be conducted by such regulatory agencies.  The Securities and Exchange Commission recently contacted our legal counsel to schedule a meeting to discuss this matter. The Company believes that this matter will not have a material impact on its consolidated financial statements.

During the quarter ended October 1, 2006, we were not a party to any material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

11.                               Restructuring Costs and Asset Impairment Charges for closure of Guadalajara, Mexico Facility

During the third quarter of 2006, the Company announced the planned closure of its Mexican facilities and a related restructuring plan, which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The Company recorded pre-tax charges of $0.3 million of restructuring costs to its accrued restructuring costs liability, and $0.3 million of impairment costs to the carrying value of those assets determined to be impaired under the guidance of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company also recorded $0.3 million charge to the reserve for excess and obsolete inventory due to the potential decrease in future customer demand of product as a result of the restructuring and closure of the Company’s Guadalajara, Mexico facility.  The impact of the planned closure for the quarter ended October 1, 2006 was $0.8 million cumulative.

The Company plans to close its manufacturing operation in Guadalajara, Mexico (the “Guadalajara Facility”) by the end of the first quarter of 2007, and move its operations to its newly developed facility in Shanghai, China (the “China Facility”). The Guadalajara Facility encompasses 35,000 square feet in one building and has been in operation since 1988, employing approximately 250 full-time and temporary employees in the production of power supplies. The Company owns the building and is seeking a buyer for the property.  Based on current market conditions the Company does not anticipate an impairment charge to the net book value of the building.  However, actual results could vary depending on future real estate market demands and conditions.

In February 2006, the Company opened a new, 120,000 square foot, state-of-the-art manufacturing facility in Shanghai, China and has begun consolidating high volume, low mix manufacturing from plants that are more costly to operate to this new facility. The design and location of the new China Facility improves the Company’s and its customers’ supply chains as an increasing number of Cherokee’s customers and suppliers have their own manufacturing operations in China.  It also positions the Company to take advantage of the overall business growth in Asia.

Restructuring Costs

In accordance with SFAS 146, employee severance, contract termination and other exit costs are recorded at their estimated fair value when they are incurred.  Employee severance costs for the three months ended October 1, 2006, were $0.3 million, which included a pro-rata portion from August 10, 2006, the communication date, through October 1, 2006, of an estimated amount of statutory required severance payments and management performance stay-on bonuses incurred for approximately 128 employees at the Guadalajara Facility. The Company anticipates approximately $1.0 million of employee severance and related costs to be incurred in connection with this plan which will be amortized over the next six months as it is earned, and expects to pay severance and related expenses to those employees terminating in December 2006, and the remainder of employees being terminated by the end of the first quarter of 2007.  All restructuring charges will be settled with cash.  Actual results could vary from these estimated dates and amounts due to various unforeseen causes, such as employees leaving sooner than expected, or we may extend employees’ length of stay past March 2007 due to a delay in the transfer of production to our Shanghai, China Facility.

A summary of the restructuring costs and reserve activity during the quarter ended October 1, 2006 is as follows (in thousands):

	Restructuring Liabilities at July 2, 2006	Restructuring Charges	Cash Paid	Restructuring Liabilities at October 1, 2006
Severances and bonuses	$—	$275	$—	$275
Total Restructuring Costs	$—	$275	$—	$275

A summary of the restructuring costs during the three and nine months ended October 1, 2006 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	October 1, 2006	October 1, 2006
Severances and bonuses	$275	$275
Total Restructuring Costs	$275	$275

Asset Impairment Charges

During the three months ended October 1, 2006, the Company performed impairment reviews in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to determine whether any of its long-lived assets were impaired.  The Company identified certain long-lived assets associated with the restructuring and closure of the Mexico Facility whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $0.3 million for these assets. These assets consisted of machinery and equipment, computer technology and equipment, and office furniture and equipment. The majority of these assets were written off because the Company considered them to have no market value, and the remaining assets which will be held for sale after operations cease in our Mexico Facility and assets become immediately available for sale, were written down to a fair market value based on our internal estimates. None of the impairment charges include cash components.

At October 1, 2006 none of our assets were classified as held for sale in accordance with SFAS 144 rules because the Company did not meet the criterion that “the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets”, due to our continued utilization of assets in our ongoing operations at our Mexico Facility during the quarter.  We plan on utilizing our assets located at our Mexico Facility until we cease operations by March 2007, at that time we will classify those assets to be sold as held for sale.

12.                               Stock and Deferred Compensation Plans

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s Common Stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of Common Stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of October 1, 2006, the Company had granted a total of 1,415,647 options to purchase shares of Common Stock under the 2002 Stock Option Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of October

1, 2006, a total of 784,658 shares of Common Stock were reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. As of October 1, 2006, 104,878 shares of Common Stock had been issued under the ESPP.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of 800,000 shares of Common Stock. The 2004 Plan also provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of October 1, 2006, a total of 1,569,316 shares of the Company’s Common Stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of October 1, 2006, the Company had granted options to purchase 1,528,989 shares of Common Stock under the 2004 Plan, which included 218,153 options issued as partial compensation to non-employee directors. During the three months and nine months ended October 1, 2006, 10,000, and 102,500 shares, respectively, were issued under the 2004 Plan, the aggregate fair value for these shares was $21,000, and $237,000, respectively, which will be amortized as stock compensation costs over 6.25 years.

Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years. As of October 1, 2006, the Company has recorded a liability of $1.0 million for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions for the three months and nine months ended October 1, 2006 and October 2, 2005.

13.                               Retirement Plans

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan for the three and nine months ended October 1, 2006 and October 2, 2005, respectively (in thousands):

	Three Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost	$45	$37	$137	$115
Interest cost	67	60	182	187
Expected return on plan assets	(31)	(34)	(92)	(105)
Net periodic benefit cost	$81	$63	$227	$197

14.                               Subsequent Event-Borrowed Against our Line of Credit (under the Credit Facility) with General Electric Capital Corporation

In October 2006, the Company borrowed $1.0 million against our line of credit with General Electric Capital Corporation.

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

We operate worldwide and have facilities in Orange County, California; Bombay, India; Wavre, Belgium and Shanghai, China. In August 2006, we announced our intention to close our facility in Guadalajara, Mexico by March 2007.  We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India, Guadalajara, Mexico, and Shanghai, China. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium to our manufacturing capacity and enabled us to better serve the European market.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. As of October 1, 2006, no customer accounted for more than 10% of net accounts receivable. At January 1, 2006, one customer accounted for 10.3% and no other customer accounted for more than 10% of net accounts receivable.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions.  The Company’s effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions management uses to estimate the annual effective tax rate including mix of pre-tax earnings in the various tax jurisdictions in which it operates.  In 2006, the Company has determined that the actual effective tax rate for the year to date period is the best estimate of the annual effective tax rate to provide for income taxes in an interim period because management does not believe that taxable income can be reliably estimated for the quarterly and annual periods.

The Company currently has an income tax contingency related to its India operations.  In 2003, the Company paid and expensed an income tax assessment of $0.4 million for three tax years for which an unfavorable ruling was rendered by the Indian tax authority.  In addition, the Company accrued a tax contingency reserve of $0.9 million in 2003 for potential additional exposure on the same issue related to subsequent years for which an assessment had not been received.  In 2005, the Company received a favorable ruling on one of the three tax years upon our appeal of this decision to the Indian Tribunal.  Since the timing and the certainty of the $0.4 million favorable ruling are not probable, the Company has determined to recognize any gain contingency as and when monies are received.  In addition, the $0.9 million tax contingency reserve is evaluated quarterly and may be adjusted based on current facts and circumstances.

The Company is currently undergoing an audit in the Netherlands.  We will continue to evaluate the need for additional tax contingencies on a quarterly basis. The Company does not believe that the outcome will have a material adverse effect on the Company’s consolidated financial position or results of operations.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries.  Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

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

Stock Compensation Expense

Effective January 2, 2006, we adopted SFAS 123R using the “modified prospective” transition method. Under the transition method, compensation cost recognized in the six months ended July 2, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 2, 2006 based on the grant-fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 2, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Results from prior periods have not been restated.  As a result of adopting SFAS 123R, our stock compensation costs for the nine months ended October 1, 2006 were $0.5 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 2006 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 2005

NET SALES

Net sales increased by approximately 25.1%, or $6.6 million, to $33.0 million for the three months ended October 1, 2006 from $26.4 million for the three months ended October 2, 2005.

The increase in net sales for the three months ended October 1, 2006 compared to the three months ended October 2, 2005 was mainly due to a 27.9% increase in telecom and a 21.3% increase in datacom end markets.  Overall net sales were higher in all markets for the quarter compared to the prior year period.  However, net sales for this quarter-end were less compared to the first and second quarters of 2006 due to a decline in our Europe telecom sales as a result of a decrease in demand by one of our major customers, as well as a two-week holiday shut down during the summer.

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

GROSS PROFIT

Gross profit increased by approximately 36.7%, or $1.7 million, to $6.4 million for the three months ended October 1, 2006 from $4.7 million for the three months ended October 1, 2005. Gross margin for the three months ended October 1, 2006 increased to 19.3% from 17.7% in the prior year period. The increases in gross profit and gross margin were due primarily to the increase in company-wide revenues as a result of an increase in the market segments stated above under Net Sales, as well as our better utilization of direct labor and reduced overhead costs.

During the three months ended October 1, 2006, the Company recorded $0.3 million, or 0.8% of net sales, provision for excess and obsolete inventory related to the restructuring and closure of the Guadalajara, Mexico facility due to the potential decrease in future customer demand of product from that facility.

OPERATING EXPENSES

Operating expenses for the three months ended October 1, 2006 increased by approximately 16.3%, or $1.0 million, to $7.3 million from $6.3 million for the three months ended October 2, 2005. As a percentage of net sales, operating expenses decreased to 22.2% from 23.9% in the prior year period.

During the three months ended October 1, 2006, the Company incurred $0.3 million of restructuring costs for severance in accordance with SFAS 146, and $0.3 million of impairment costs for assets impaired in accordance with SFAS 144. The charges were a result of our plan to realign and consolidate our Mexico operations into our China operations. The Company also incurred $0.2 million of stock-based compensation expense during the three months ended October 1, 2006. The remaining $0.4 million increase in operating expenses compared to the prior year quarter relates primarily to higher sales commissions on higher revenues and the establishment of engineering and sales functions at our China facility, partially offset by a decrease in Sarbanes-Oxley costs as discussed below.

During the three months ended October 2, 2005, we incurred $0.2 million of related professional fees and costs in relation to the readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act, compared to no expenses during the three months ended October 1, 2006.  On June 30, 2006, based on unaffiliated market capitalization guidelines, the Company’s compliance deadline for complying with Section 404 of the Sarbanes-Oxley Act was deferred until fiscal year-end 2007.

OPERATING INCOME

As a result of the factors discussed above, the operating loss decreased by $0.6 million to $1.0 million for the three months ended October 1, 2006, from an operating loss of $1.6 million for the three months ended October 2, 2005. Operating margin was a negative 2.9% for the three months ended October 1, 2006, compared to a negative 6.2% in the prior year period.

INTEREST EXPENSE

Interest expense for the three months ended October 1, 2006 was $0.7 million compared to $0.6 million for the three months ended October 2, 2005. The interest expense is mainly related to our 5.25% senior notes and commitment fees on our senior revolving credit line.

INCOME TAXES

Provision for income taxes for three months ended October 1, 2006 was $0.2 million benefit compared to a $0.1 million benefit for the three months ended October 2, 2005.

Provision for income taxes for the three and nine months ended October 1, 2006 was calculated by estimating taxable income for certain tax jurisdictions using actual year to date operating results as management has determined that it can no longer reliably estimate the taxable income (loss) for the full year; therefore, the actual year to date effective tax rate was determined to represent the best estimate of the effective tax rate for the full fiscal year 2006.

Provision for income taxes for the three and nine months ended October 2, 2005 was calculated by estimating full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the quarter during which the income was generated.  The Company recorded an income tax provision despite reporting a pre-tax loss, because a portion of taxable income for 2005 was generated in tax jurisdictions without operating loss carryforwards, and a portion generated losses in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

NET INCOME

As a result of the factors discussed above, we recorded a net loss of $1.4 million for the three months ended October 1, 2006, compared to a net loss of $2.2 million for the three months ended October 2, 2005.

NINE MONTHS ENDED OCTOBER 1, 2006 COMPARED TO NINE MONTHS ENDED OCTOBER 2, 2005

NET SALES

Net sales increased by approximately 20.2%, or $18.0 million, to $107.5million for the nine months ended October 1, 2006 from $89.4 million for the nine months ended October 2, 2005. For the nine months ended October 1, 2006 one customer accounted for 11% of net sales.  For the nine months ended October 2, 2005 a different customer accounted for 11% of net sales.

The increase in net sales for the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005 was due to an 32.9% increase in datacom and an 13.4% increase in telecom end markets. Overall net sales were higher in all markets for the nine months ended October 1, 2006 compared to the prior year period.

GROSS PROFIT

Gross profit increased by approximately 23.7%, or $4.4 million, to $23.0 million for the nine months ended October 1, 2006 from $18.6 million for the nine months ended October 2, 2005. Gross margin for the nine months ended October 1,  2006 increased to 21.4% from 20.8% in the prior year period. The increases in gross profit and gross margin were due primarily to the increases in company-wide revenues as a result of an increase in the market segments stated above under Net Sales, as well as our better utilization of direct labor and reduced overhead costs.

During the nine months ended October 1, 2006, the Company recorded $0.3 million, or 0.3% of net sales, provision for excess and obsolete inventory related to the restructuring and closure of the Guadalajara, Mexico facility due to the potential decrease in future customer demand of product from that facility.

OPERATING EXPENSES

Operating expenses for the nine months ended October 1, 2006, increased by approximately 12.6%, or $2.4 million, to $21.1 million from $18.7 million for the nine months ended October 2, 2005.  As a percentage of sales, operating expenses decreased to 19.6% from 20.9% in the prior year period.

The increase in operating expenses in 2006 compared to 2005 was due to the following reasons: $0.4 million of stock-based compensation expense during the nine months ended October 1, 2006, due to the adoption of SFAS 123R, and $0.4 million of legal and professional fees related to the India investigation.  As a result of our plan to realign and consolidate our Mexico operations into our China operations, we accrued restructuring costs of $0.3 million for severance in accordance with SFAS 146, $0.3 million of impairment costs for assets impaired in accordance with SFAS 144, and $0.1 million increase in other miscellaneous expenses. This increase in operating expenses was partially offset by a $0.4 million decrease in selling and marketing expense during the first quarter in 2006 due to a mutual release agreement with a former business partner, and a decrease of $0.3 million in operational costs in running our European sales branches.

In 2005 there was a $2.5 million gain from insurance proceeds recorded for the fire damage experienced by the Company’s Belgium facility in February 2004. This gain was partially offset by $0.9 million of professional fees and other related costs to the readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act.  In 2006 there were no insurance gains or expenses incurred in relation to compliance with Section 404 of the Sarbanes-Oxley Act.  On June 30, 2006, based on unaffiliated market capitalization guidelines, the Company’s compliance deadline for complying with Section 404 of the Sarbanes-Oxley Act was deferred until fiscal year-end 2007.

OPERATING INCOME

As a result of the factors discussed above, operating income increased to $2.0 million for the nine months ended October 1, 2006 compared to a loss of $0.1 million for the nine months ended October 2, 2005.  Operating margin increased to a positive 1.8% from a negative 0.1% in the prior year period.

INTEREST EXPENSE

Interest expense for the nine months ended October 1, 2006 was $2.1 million compared to $2.0 million for the nine months ended October 2, 2005.  The interest expense is mainly related to our 5.25% senior notes and commitment fees on our senior revolving credit line.

INCOME TAXES

Provision for income taxes for the nine months ended October 1, 2006 and the comparable period of 2005, were $0.4 million, and $1.3 million, respectively. The provision for the nine months ended October 1, 2006 is lower due to a higher percentage of taxable income for 2006 being generated in tax jurisdictions with operating loss carryforwards.

Provision for income taxes for the three and nine months ended October 1, 2006 was calculated by estimating taxable income for certain tax jurisdictions using actual year to date operating results as management has determined that it can no longer reliably estimate the taxable income (loss) for the full year; therefore, the actual year to date effective tax rate was determined to represent the best estimate of the effective tax rate for the full fiscal year 2006.

Provision for income taxes for the three and nine months ended October 2, 2005 was calculated by estimating full-year 2005 taxable income separately for each tax jurisdiction and allocating the related income tax provision to the quarter during which the income was generated.  The Company recorded an income tax provision despite reporting a pre-tax loss, because a portion of taxable income for 2005 was generated in tax jurisdictions without operating loss carryforwards, and a portion generated losses in certain other tax jurisdictions, with no available tax benefit related to these losses included in the provision for income taxes.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $0.2 million for the nine months ended October 1, 2006, compared to a net loss of $3.3 million for the nine months ended October 2, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

NINE MONTHS ENDED OCTOBER 1, 2006 COMPARED TO NINE MONTHS ENDED OCTOBER 2, 2005

Net cash provided by operating activities for the nine months ended October 1, 2006, was $1.0 million, compared to net cash used in operating activities of $2.7 million for the nine months ended October 2, 2005.  Net cash provided by operating activities for the nine months ended October 1, 2006 reflected the positive effect of $2.3 million of net income before depreciation and amortization due to higher revenues, $0.3 million of impairment charges in relation to the future closure of the Guadalajara, Mexico facility, $0.5 million of stock-based compensation related to SFAS 123R, a $2.0 million increase in accrued compensation and benefits mainly due to the increase in bonus accrual, $0.6 million increase in interest payable related to the senior notes payment due in November, and an increase of $0.5 million in long-term obligations.  These amounts were partially offset by a $0.1 million increase in net accounts receivable due to an increase in our days sales outstanding at October 1, 2006, a $2.9 million increase in net inventories due to delayed shipments and a higher backlog, $0.8 million decrease in accounts payable, a $1.3 million decrease in accrued liabilities and restructuring costs. Net cash used in operating activities for the nine months ended October 2, 2005 was $2.7 million. Cash used in operating activities for the nine months ended October 2, 2005 reflected a reduction in accounts payable of $3.5 million, due to lower revenue levels during the third quarter of 2005, an increase in inventories of $1.1 million, due primarily to an increase in consignment hub inventories partially offset by a decrease in raw materials, and a net loss before depreciation and amortization of $1.0 million. These items were partially offset by a decrease in accounts receivable of $2.0 million, due to lower revenue levels during the third quarter of 2005, increase in accrued liabilities and accrued restructuring costs of $0.6 million, as well as an increase of $0.6 million in interest payable related to the senior notes.

Net cash used in investing activities for the nine months ended October 1, 2006 was $2.3 million related to capital expenditure purchases. Net cash used in investing activities for the nine months ended October 2, 2005 was $0.9 million. Net cash used in investing activities for the nine months ended October 2, 2005 reflected net sales of short-term investments of $3.9 million, more than offset by capital expenditures of $4.8 million related to manufacturing equipment, construction-in-progress in China, and leasehold improvements.

Net cash provided by financing activities for the nine months ended October 1, 2006 was $0.1 million. Net cash provided by financing activities for the nine months ended October 2, 2005 was $1.3 million and was related primarily to a short-term advance of $1.2 million received from the industrial park in China in connection with the construction costs of the Company’s new facility in China.

LIQUIDITY

As of October 1, 2006, we had cash and cash equivalents of $9.7 million, working capital of $42.0 million and no borrowings under the Credit Facility. In October 2006, the Company borrowed $1.0 million under the Credit Facility.  Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Our current and future liquidity needs primarily arise from working capital requirements and capital expenditures. Our historical capital expenditures have primarily resulted from investments in equipment to increase manufacturing capacity and to improve manufacturing efficiencies. For 2006, we expect capital expenditures to be approximately $3.6 million, which will relate primarily to our investments in manufacturing equipment at our facilities of which $2.5 million will be for our Shanghai, China facility. In 2005, we spent $8.1 million in capital expenditures of which $5.5 million was invested in the development of our new China facility.  During the next three months of this year, we expect to invest an additional $1.5 million in working capital into our China facility through raw material inventory purhases, which would increase our inventory balance to approximately $4.0 million by year-end.  We believe that the majority of start-up costs in developing our China operations will be completed by this year.

As of October 1, 2006, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no borrowings under the Credit Facility. We are required to make semi-annual interest payments to holders of the senior notes.

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

The maturities of our long-term debt and future payments relating to our operating leases and other obligations as of October 1, 2006 are as follows (in thousands):

Contractual Obligations	October 2, 2006 to December 31, 2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$—	$—	$46,630	$—	$—	$—	$46,630
Operating leases	393	1,583	1,579	526	2	114	4,197
Purchase order commitments	18,114	19	—	—	—	—	18,133
1999 Europe restructuring	58	139	126	91	245	—	659
2003 Europe restructuring	70	206	208	202	185	474	1,345
Long service award	—	67	159	256	535	1,373	2,390
Deferred compensation	—	—	—	—	—	1,002	1,002
Advances for research and development	116	90	56	52	52	317	683
Total	$18,751	$2,104	$48,758	$1,127	$1,019	$3,280	$75,039

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with our initial public offering in February of 2004, we amended our existing senior revolving credit facility with General Electric Capital Corporation. The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $15.3 million at October 1, 2006. We plan to use funds available under this credit facility to finance working capital and other cash requirements as needed. The credit facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

As of October 1, 2006, we were in compliance with all covenants set forth in the principal agreements governing our debt. Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at October 1, 2006 will be sufficient to meet our anticipated cash requirements for at least the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the impact of recently issued accounting pronouncements, see “Item 1:  Financial Statements” under “Note 2 of the Notes to Condensed Consolidated Financial Statements” entitled “Recent Accounting Pronouncements.”

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at October 1, 2006.

We had no variable rate debt outstanding at October 1, 2006. However, any debt we incur under the Credit Facility and Cherokee Europe line of credit with Bank Brussels Lambert, a subsidiary of ING Belgie NV, will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

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

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  As of October 1, 2006, the Company identified the following material weakness in its internal controls:

Insufficient controls over the preparation of the income tax provision

As previously disclosed in the Company’s quarterly report on form 10-Q, management identified a weakness in internal controls over the determination and reporting of the provision for income taxes for the quarterly period ended July 2, 2006.  Specifically, the Company did not maintain effective controls to review and monitor the accuracy of significant estimates that impacted the components of the income tax provision calculations. This control deficiency resulted in a material adjustment during the preparation of the unaudited consolidated financial statements as of and for the three months ended July 2, 2006. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constituted a material weakness.

Remediation of Material Weakness

The Company has remediated this material weakness reported above by retaining third-party consultants with significant tax and financial reporting experience to provide assistance in complying with United States Generally Accepted Accounting Principles (“GAAP”) and Securities and Exchange Commission reporting requirements. The Company has revised its quarterly closing procedures to ensure an improved flow of information obtained from foreign jurisdictions.  In addition, the Company has refined its methodology for calculating the quarterly provision to more accurately reflect and minimize its reliance on future estimated taxable income by jurisdiction.  The Company began improvement efforts subsequent to the quarter ended July 2, 2006 and prior to the filing of its Quarterly Report on Form 10-Q for that quarter. The Company believes, as of October 1, 2006 it has fully remediated this material weakness.

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our October 1, 2006 quarter-end that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended October 1, 2006, we were not a party to any material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

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

CHEROKEE INTERNATIONAL CORPORATION

Date: November 14, 2006	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President, Chief Executive Officer, and Director

Date: November 14, 2006	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President, Chief Financial Officer, and Secretary