Form 10-K
period 2006-12-31
CHEROKEE INTERNATIONAL CORP
filed 2007-05-23
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File No. 000-50593

Cherokee International Corporation

(Exact name of Registrant as specified in its charter)

Delaware	95-4745032
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification Number)
2841 Dow Avenue Tustin, California	92780
(address of the principal executive offices)	(zip code)

Registrant’s telephone number, including area code (714) 544-6665

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

(1) Yes ☐  No ☒    (2) Yes ☒  No ☐

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

Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2006) was approximately $35,972,459.

As of May 15, 2007, 19,346,959 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHEROKEE INTERNATIONAL CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2006

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 12 of this report. The information contained in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission (the “SEC”) from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Unless the context indicates otherwise, all references herein to “Cherokee International Corporation,” “the Company,” “we,” “us,” and “our” refer collectively to Cherokee International Corporation and its subsidiaries.

Our fiscal years 2006, 2005, and 2004, ended on December 31, 2006, January 1, 2006, and January 2, 2005, respectively. In our filings with the Securities and Exchange Commission prior to our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2006, we referred to fiscal periods as ending on the last day of the nearest calendar month on our financial statements and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to provide the reader with a more convenient presentation of our disclosure. The dates shown on the cover of our prior reports on Forms 10-K and 10-Q have always represented the actual period end dates, and will continue to do so. In order to comply with a request from the Securities and Exchange Commission, we have reflected the actual period end dates throughout this filing.

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

Our principal executive offices are located at 2841 Dow Avenue, Tustin, California  92780, and our telephone number is (714) 544-6665. We maintain a website at www.cherokeepwr.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website or upon written request to 2841 Dow Avenue, Tustin, California 92780, Attention: Investor Relations as soon as reasonably practicable after the Company electronically files such materials with the SEC. The contents of our website are not incorporated by reference in to this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Wavre, Belgium and Shanghai, China. In August 2006, we announced our intention to close our facility in Guadalajara, Mexico by March 2007.  On February 22, 2007, we entered into an agreement to sell our manufacturing facility in Mexico.  Since November 1987, our main office and U.S. manufacturing facility has been located in Tustin, California. On November 26, 2002, we reorganized from a California limited liability company into a Delaware corporation by merging Cherokee International, LLC with and into Cherokee International Corporation.

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

On average, the electric utility grid supplies quality power, free from surges, spikes or sags, 99.9% of the time. However, this still results in the equivalent of nine hours per year of unavailable power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In lower-end consumer electronics applications, a brief interruption of power only interrupts operation for the time that the power is actually unavailable. In commercial applications, however, interruption in the power supply or an inability to regulate and distribute the precise amount of power within the commercial application could cause the entire end product to fail, resulting in extensive downtime. This downtime could cause the OEM to lose revenue as a result of customer dissatisfaction and may cause financial and operational damage to the end user of the OEM’s product. As a result, OEMs are very selective in their choice of a power supply vendor and place a high degree of importance on the vendor’s reliability, emphasizing the quality of the products as well as the sophistication of the vendor’s engineering capabilities.

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

Competitive Strengths

We believe that we benefit from our competitive strengths in the industry due to the following reasons:

Focused Provider of Custom Solutions

We specialize in providing AC/DC customized and modified standard power supplies. We have a highly talented team of engineers who have extensive experience in designing customized and modified standard power supplies.  We believe our engineering expertise and our database of product designs provides us with an advantage over our competition.

Distinctive Combination of Local Engineering with Low-Cost Manufacturing

We provide our customers with competitive pricing and better service compared to our competition because of our strategically located design and engineering facilities, which are located closer to our customers’ design and manufacturing facilities. This proximity to our customers’ design and manufacturing facilitates a faster turn around of changes to the design of the product requested by our customers during the design and testing process, which improves efficiency, lowers cost, and provides our customers with better service. Therefore, the “point of consumption” is an important part of our strategy of investing in operations, which we aim to locate in close proximity to our customers. With our design centers located in the United States, Europe, and China we can provide a more efficient alternative to their design and engineering product demands.

We are able to offer competitively priced manufactured products to our customers at lower costs to them due to our manufacturing facilities located in Shanghai, China and Bombay, India. These facilities allow us the ability to provide low-cost manufacturing solutions for the more labor-intensive aspects of our production process. Most of our products can be manufactured in multiple facilities, which gives us flexibility in meeting our customers’ changing production requirements.

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

•       Utilizing our lower-cost manufacturing facilities in China and India for higher volume and labor-intensive production requirements; and

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

Sole Provider for Programs Comprising a Significant Portion of Sales

Because of the custom nature of our products, a significant portion of our sales are from sole source relationships with our customers. Our products are generally used for the entire life cycle of a customer’s end product, providing a base of recurring sales from year to year during that cycle. This life cycle can range anywhere from two to five years in computing, storage and communications applications, and up to seven to fifteen years in industrial and medical applications. We have found that OEMs generally do not change vendors once a power supply has been designed into a product.

Reputation for Quality and Service in an Increasingly Demanding Environment

During this past year, the Company has been recognized by a number of our customers for providing superior quality and value.  For the first time Cherokee was awarded the Prestigious Sun Meritorious Performance supplier award for 2006 from Sun Microsystems.  Suppliers are judged on their performance in the area of cost, quality and lead-time, along with strategic and technical development.

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

Executive Officers of Cherokee

Jeffrey Frank, 52, joined Cherokee in September 2001 as President, Chief Executive Officer and a member of our board of directors. Prior to joining Cherokee, Mr. Frank was President of Lambda LEI from July 2000 through September 2001. From May 1996 to March 2000, Mr. Frank was President of Polestar Laboratories. Mr. Frank has over 23 years of experience in the electronics industry in which he spent twelve years with Deltec Electronics, a manufacturer of uninterruptible power supplies that are marketed to OEM accounts globally.

Bud Patel, 71, has served as our Executive Vice President since April 1996 and was a Vice President of Engineering of Cherokee from 1987 to 1993. Mr. Patel served as President of Bikor Corporation from June 1993 through March 1996, when we acquired substantially all of the assets of Bikor. Prior to joining Cherokee in 1987, Mr. Patel was a Director of Engineering at Leland Electro Systems for over 25 years. Bud Patel is the uncle of Alex Patel.

Linster W. Fox, 58, joined Cherokee in October 2005 as Executive Vice President, Chief Financial Officer and Secretary.  Prior to joining Cherokee, Mr. Fox worked at Anacomp, Inc., an international document management and multi-vendor services company, where he served as Executive Vice President, and Chief Financial Officer, since November 2000.  Prior to November 2000, Mr. Fox was Senior Vice President and Corporate Controller at Anacomp.  Mr. Fox previously served in a variety of financial management roles, as Vice President in Anacomp's corporate finance, international, technical services, engineering and manufacturing organizations.  Prior to Anacomp, Mr. Fox worked for DatagraphiX Inc., a designer and manufacturer of high-end computer output devices with sales and service organizations around the world.  There he held several financial management positions, including a five-year assignment in the U.K., as Director of Finance, with their European operations.  Prior to DatagraphiX Inc., Mr. Fox worked in public accounting in Washington D.C. with what is now PricewaterhouseCoopers.  His clients included public, commercial and international companies.  Mr. Fox is a Certified Public Accountant and a graduate of Georgetown University.

Alex Patel, 57, has served as our Vice President of Engineering since August 2002 and served as Director of Engineering from 1988 to 1993 and from March 1996 to August 2002. Mr. Patel was the Vice President of Engineering at Bikor from 1993 through March 1996, when we acquired substantially all of the assets of Bikor. Prior to joining the Company in 1988, Mr. Patel was a Senior Development Engineer at GE and Leland Electrosystems for 11 years combined. Alex Patel is the nephew of Bud Patel.

Mukesh Patel, 42, has served as our Executive Vice President of Global Operations since June 2005.  Prior to June 2005, Mr. Patel served as Cherokee’s Vice President of Information Technology since August 1996. Prior to Cherokee, Mr. Patel served as Vice President of Operations at Bikor Corporation, until Cherokee acquired substantially all of the assets of Bikor.

Dennis Pouliot, 59, has served as Vice President of Strategic Accounts for Cherokee since February 2005. Mr. Pouliot served as a vice president in the sales and marketing departments of Cherokee and its predecessor from March 1991 to February 2005. Prior to joining us, Mr. Pouliot was a sales manager at Lambda Qualidyne from June 1989 to March 1991 and a Director of International Sales and Marketing from September 1978 through June 1989.

Howard Ribaudo, 48, has served as Vice President of Sales for Cherokee since February 2005. Mr. Ribaudo served as Vice President of Global Accounts from March 1996 to February 2005, and served in various other capacities for Cherokee from 1988 through September 1993. Mr. Ribaudo served as Vice President of Sales and Marketing for Bikor Corporation from September 1993 through March 1996, when we acquired substantially all of the assets of Bikor.

Michael Wagner, 41, has served as Vice President of Marketing for Cherokee since November 2001. Mr. Wagner served as Director of Marketing for Lambda Electronics from July 1988 to October 2001.

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

Expand Our Customer Base Through Increased Sales and Marketing Efforts

We continue to invest in our internal sales force and our network of independent sales representatives, their focus and efforts have been on developing new business from our existing customer relationships.

In 2006, we generated 92 design wins for all products within all regions, which 53 were considered major design wins.  In 2005 we generated 113 design wins, of which 48 were considered major design wins.  The quality of our design wins were better in 2006 compared to 2005 due to a better selection of customers, and the increase in new products.

Expand and Cross-Sell Product Offerings

We plan to continue to broaden our existing product line and cross-sell products on a global basis to attract new customers in order to capture a larger market share of our existing customers’ business. We intend to leverage our portfolio of standard and modified standard products in order to market these products both directly and on a private label and branded basis through available sales channels. We believe we have the ability and the opportunity to market custom products developed for one customer on a custom, modified standard or standard basis, to other customers.

Expand Our International Manufacturing Presence

We expanded our operations into the Far East where we opened a new facility in Shanghai, China; we were operational by the second quarter ended 2006. The facility contains over 120,000 square feet of space with the capacity to accommodate sales, marketing, manufacturing, engineering and the requisite support personnel and functions that will enable us to expand into Asia  as well as address the manufacturing needs of our North American and European customers. By locating our manufacturing facilities closer to our customers’ own facilities, we are able to offer solutions with a lower cost base, increase production flexibility and decrease the lead times of our products.

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

Unpredictable End Markets

As a provider of power supplies to OEMs in the electronic equipment industries, our sales are dependent upon the success of these end markets and the underlying products in which our power supplies are components. We have no control over, and cannot always accurately predict the demand in our customers’ end markets.

International Operations

A significant portion of our business is conducted internationally. Operating internationally subjects us to risks that we would not otherwise face, such as political and economic instability, terrorism and civil unrest, difficulties in staffing and managing these operations, and fluctuations in foreign exchange rates.

Product Line

Our products cover a broad range of applications in the commercial end-market, from low to high power, ranging from 10 to 27,000 watts. Our power supplies are self-contained units, range in weight from one-half of a pound to thirty pounds and are normally incorporated inside OEM’s end products.

Most of our power supplies are custom made, although we also produce some modified standard and standard products. We focus on designing and manufacturing mid- to high-end custom and modified standard commercial power supplies because they typically have the highest margins. Our large database of custom and modified standard products allow us to benefit from the opportunity to incorporate our existing engineering and designs into new customer products in order to expedite design and time-to-market. We introduced a complementary line of DC/DC products in the commercial market to take advantage of the growing DC/DC market. Our DC/DC converters range from 20 to 500 watts. We will continue to focus on selling our DC/DC products to existing AC/DC customers, as we believe there is an increased demand for these products and synergy with a complete distributed power application or “DPA” solution.

Customers

Our OEM customers are in diverse markets such as servers and storage, networking, wireless infrastructure, medical, high-end mainframes, industrial process controls, and other electronic equipment industries. Most of these OEMs are Fortune 500 companies and leaders in their respective industries. Our top ten customers accounted for approximately 51% of net sales for the year ended December 31, 2006, and approximately 53% for the year ended January 1, 2006. No customer accounted for more than 10% of net sales for the year ended December 31, 2006, and one of our customers accounted for 10.4% of net sales for the year ended January 1, 2006.  We derived approximately 52% of our net sales during the year ended December 31, 2006, and 52% of our net sales during the year ended January 1, 2006 from customers in North America. The remainder of our net sales for such periods was to customers outside of North America, with the majority of these sales to customers in Europe and Asia. For the dollar amount of net sales attributable to customers located by geographical region, please refer to Note 13 in our consolidated financial statements included elsewhere in this report.

Sales and Marketing

We market our products and services in North America through an integrated sales approach involving account managers and independent sales representatives with active support from design, engineering and production personnel. Our in-house account managers supervise customer relationships and oversee a nation-wide network of commission-based independent sales representatives whose main purpose is to identify new opportunities. We market our products in Europe using a combination of a local direct sales team, independent sales representatives, in-house account managers and a new developing Value Added Reseller (VAR) channel.  We market our products in China using a combination of a local direct sales team and independent sales representatives.

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

Backlog

We generally sell our products pursuant to purchase orders rather than long-term contracts, and customers may generally cancel, reduce or postpone orders or commitments. Backlog consists of purchase orders received for which we have not shipped product. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. Our backlog was approximately $46.8 million at February 28, 2007 and $49.6 million at February 28, 2006. We expect a substantial majority of our backlog to be shipped within the next 12 months. We have also entered into certain warehousing arrangements with some of our customers, whereby we have agreed to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party warehouse location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery and title has passed.

Manufacturing Process and Quality Control

A typical power supply consists primarily of one or more printed circuit boards, electronic and electromagnetic components and a sheet metal chassis. The production of our power supplies entails the assembly of structural hardware combined with a sophisticated assembly of circuit boards encompassing highly automated surface mount technology, or SMT.

In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we have automated many electronic assembly and testing processes which were traditionally performed manually and we have standardized our manufacturing processes to efficiently utilize our resources and optimize our capacities. Our manufacturing facilities are designed to quickly produce a broad range of products at a low cost. At December 31, 2006 we had eight SMT lines located throughout our facilities. We had ten SMT lines by the end of first quarter 2007.  SMT permits reduction in board size by eliminating the need for holes in the printed circuit boards and by allowing components to be placed on both sides of a board. Each SMT line is capable of placing as many as 40,000 parts per hour, with each machine hour equating to approximately 50 labor hours.

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

All of our facilities in California, Belgium, China and India are currently ISO 9001: 2000 certified. All facilities excluding our China Facility are also certified to the higher ISO 14000 standard. Our China Facility is expected to be certified to ISO 14001 by the second half of 2007.

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

The following are two European Economic Community (“EEC”) directives that are having an effect on the entire electronics industry, including the Company:

(1)   Restriction of Hazardous Substances in Electrical and Electronic Equipment, more commonly known as RoHS. This European directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive became effective on July 1, 2006. The Company is actively working with its customers to ensure compliance, and has begun manufacturing compliant products.  The Company is focused on consuming all non-compliant material on-

hand within a reasonable period.  However, the Company may have to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the Company. There is also a risk of fines associated with non-compliance with the RoHS directive; however, the Company is not aware of any specific potential fines, and the Company anticipates complying with all provisions of this legislation.

(2)   Waste Electrical and Electronic Equipment, also known as WEEE. This directive requires manufacturers and importers to properly recycle or dispose of such equipment at the end of its useful life. This directive became effective August 13, 2005. The Company believes it has limited exposure to the WEEE directive because its products are usually installed into another user’s system, but this directive may be interpreted and enforced differently in the future. If so, the Company may face significant risk of fines and costs associated with non-compliance with the existing laws and regulations in the European Union. The Company is actively working with its customers to ensure compliance, and has begun manufacturing compliant products.

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

Competition

The power supply manufacturing industry is highly fragmented and characterized by intense competition. According to Micro-Tech Consultants, in 2005 there were more than 1,000 third-party AC/DC and DC/DC power supply manufacturers worldwide. No single company dominates the overall power supplies market and our competitors vary depending upon the particular power conversion product category. Our competitors include Emerson Network Power, Delta Electronics, Power One, Tyco International, C&D, Eltek, Vicor, and many other companies.

We believe that the principal competitive factors in our targeted markets are length of time-to-market, manufacturing flexibility, technical knowledge, quality and cost. We believe that, compared to our competition, we sell products with comparable or better quality characteristics at comparable prices.

Engineering and Product Development

Our engineering and product development activities are principally directed to the improvement of existing products and the development of new power supplies to satisfy customer needs. As part of the collaborative relationships established by us with our key customers, we work closely with our customers to develop new products. Product development is performed by a group of design engineers and technicians primarily located in Tustin, California and Wavre, Belgium. We opened a Far East design center in our China Facility during the second quarter of 2006.

Our total expenditures for engineering and product development were $9.5 million, $9.0 million and $9.1 million for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

Intellectual Property Matters

Historically, intellectual property rights have not been a significant competitive factor in the power supply industry. Accordingly, we have not expended significant efforts to obtain patents, trademark registrations or other forms of intellectual property protection covering our brands and technologies. However, there is no guarantee that intellectual property rights will not become more significant in the future, or that our competitors will not try to assert intellectual property rights to obtain a competitive advantage. Indeed, from time-to-time we have received notices of alleged infringement and/or invitations to take licenses from third parties.

Employees

At December 31, 2006, we employed 1,630 full-time employees at our facilities in the following capacities:

	Locations
Function	U.S.	Europe	Mexico	India	China	Total
Manufacturing	307	168	64	530	325	1,394
Engineering (including R&D)	43	36	2	4	7	92
Quality Control	21	10	4	2	6	43
Marketing	15	17	1	—	3	36
General Administration	21	16	7	11	10	65
Total	407	247	78	547	351	1,630

None of our North America and China employees are represented by a labor organization. Most of the employees in Belgium and India are represented by local unions that are subject to collective bargaining agreements. We believe that we have good relations with our employees, including our employees in our Belgium and India facilities.

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

Our top ten customers accounted for approximately 51% of our net sales for the year ended December 31, 2006 and approximately 53% of our net sales for the year ended January 1, 2006. No customer accounted for more than 10% of net sales in 2006, however, one of our customers accounted for 10.4% in 2005.  The loss of any of our major customers could have a material adverse effect on our financial condition or results of operations. We do not have long-term contracts with our customers, and our customers use alternative power supply providers for some or all of their products. We may not be able to maintain our customer relationships, and our customers may reduce or cancel their purchase orders, purchase power supplies elsewhere or develop relationships with additional providers of power supplies, any of which could adversely affect our financial condition or results of operations. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results. Prior to, or at the end of, a product’s life cycle, any of our customers may decide to discontinue or modify any of its products. In that event, the customer may no longer have a need for our products or may choose to integrate a competitor’s power supply into the customer’s new or modified product. The resulting loss of revenues could also adversely affect our financial condition or results of our operations.

Failure by our customers or us to keep up with rapid technological change in the electronic equipment industries could result in reduced sales for us.

Many of our existing customers are in the electronic equipment industries, especially wireless infrastructure and networking, and produce products that are subject to rapid technological change, obsolescence and large fluctuations in world-wide product demand. These industries are characterized by intense competition and end-user demand for increased product performance at lower prices. We may not be able to properly assess developments in the electronic equipment industries or identify product groups or customers with the potential for continued and future growth. Factors affecting the electronic equipment industries, in general, or any of our major customers or their products, in particular, could have a material adverse effect on our financial condition or results of operations. For instance, as a provider of power supplies to OEMs in the electronic equipment industries, our sales are dependent upon the success of the underlying products of which our power supplies are a component. We have no control over the demand for or success of these products. If our customers’ products are not well received by, or if demand for their products fail to develop among end-users, our customers may discontinue or modify the product or reduce the production of the product. Any of these events could lead to the cancellation or reduction of orders for our power supplies that were previously made or anticipated, which could materially adversely affect our financial condition or results of operation. See ‘‘Cancellations, reductions or delays in customers’ orders or commitments, or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations’’ for more information. The markets for our products are characterized by rapidly changing technologies, increasing customer demands, evolving industry standards, frequent new product introductions and shortening product life cycles. Generally, our customers purchase our power supplies for the life cycle of a product, which can range anywhere from two to fifteen years. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as the accurate anticipation of technological and market trends. As the life cycle of our customers’ products shorten, we will be required to bid on contracts for replacement or next generation products to replace revenues generated from discontinued products more frequently. These bids may not be successful. Even if we are successful, we may not be able to successfully develop, introduce or manage the transition of new products. Any failure or delay in anticipating technological advances or developing and marketing new products that respond to any significant technological change or significant changes in customer demand could have a material adverse effect on our financial condition or results of operations.

We face significant competition, including from some competitors with greater resources and geographic presence than us. Our failure to adequately compete could have a material adverse effect on our business.

The design, manufacture and sale of power supplies are highly competitive and characterized by increasing customer demands for product performance, shorter manufacturing cycles and lower prices. Our competition includes numerous companies throughout the world, some of which have advantages over us in terms of labor and component costs and technology. Our principal competitors are Emerson Network Power, Delta Electronics,  Power One, Tyco International, C&D, Eltek, and Vicor. Some of our competitors have substantially greater net sales, resources and geographic presence than we do.

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

We do not obtain long-term purchase orders or commitments from our customers, and customers may generally cancel, reduce or postpone orders or commitments. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. Substantially our entire $47.2 million backlog as of December 1, 2006 was subject to cancellation upon the payment by our customers of cancellation fees that vary depending on individual purchase orders. We also enter into certain warehousing arrangements with some of our customers, whereby we agree to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery and title has passed. We may not be able to replace cancelled, delayed or reduced orders or commitments in a timely manner or at all and in some instances may need to write-off inventory. Significant or numerous cancellations, as well as reductions or delays in orders or commitments, including as a result of delays in or the failure to take delivery of products that are subject to such arrangements, by a customer or group of customers, could materially adversely affect our financial condition or results of operations.

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

Our international manufacturing operations and our international sales subject us to risks associated with foreign laws, policies, economies and exchange rate fluctuations.

We have manufacturing operations located in Europe, India, and China. We may expand our operations into other foreign countries in the future. In addition, international sales have been, and are expected to continue to be, an important component of our total sales. International sales represented 48% of our net sales for the year ended December 31, 2006 and 48% of our net sales for the year ended January 1, 2006. Our manufacturing operations and international sales are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. For example, our European Division (Cherokee Europe) has two restructuring plans in place. The first one (the 1999 Europe restructuring) was inherited by us in 2000 when we purchased this division from Panta Electronics, and the second (the 2003 Europe restructuring) was implemented in 2003 by us. Both of these plans were significantly impacted by local labor laws and union labor negotiations, and required termination benefits.  When we acquired Cherokee Europe in 2000, we inherited approximately $2.2 million liability to be paid through 2010. When we implemented the 2003 Europe restructuring, we recorded a $4.5 million expense to be paid through 2016. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.’’ Other risks affecting our international operations include:

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

Although we transact business primarily in U.S. dollars, a portion of our sales and expenses, including labor costs, are denominated in the Mexican peso, the Indian rupee, the Chinese renminbi (“RMB”), the Euro and other European currencies. For the year ended December 31, 2006 and January 1, 2006, net sales in Europe accounted for 37% and 41% of our net sales, respectively. Fluctuations in the value of the U.S. dollar relative to the Euro impacted our revenue, cost of goods sold and operating margins for these periods and resulted in foreign currency translation gains and losses. Foreign currency translation gains or losses recorded in other comprehensive income, a component of equity, for the year ended December 31, 2006 and January 1, 2006 were a gain of $1.6 million and a loss of $2.6 million, respectively. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future.

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

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. Fluctuations in customer needs, cancellations, reductions and delays in orders and commitments may cause our quarterly results to fluctuate. See ‘‘Cancellations, reductions or delays in customers’ orders or commitments or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations.’’ Variations in volume production orders and in the mix of products sold by us have also significantly affected sales and gross profit. Sales are generally impacted by a combination of these items and may also be affected by other factors. These factors include:

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

Our ability to successfully implement our business strategy depends to a significant degree on the efforts of Jeffrey M. Frank, President, Chief Executive Officer, and Director, Linster W. Fox, Executive Vice President, Chief Financial Officer and Secretary, and Mukesh Patel, Executive Vice President, Global Operations, along with other members of our senior management team. We have no employment retention agreements with our key management executives and do not maintain key person life insurance for any of our executive officers. We believe that the loss of service of any of these executives could have a material adverse effect on our business. In addition, we depend on highly skilled engineers and other personnel with technical skills that are in high demand and are difficult to replace. As a result, our ability to maintain and enhance product and manufacturing technologies and to manage any future growth also depends on our success in attracting and retaining personnel with highly technical skills. The competition for these qualified technical personnel may be intense if the relatively limited number of qualified and available power engineers continues. We may not be able to attract and retain qualified technical personnel.

Changes in government regulations or product certification could result in delays in shipment or loss of sales.

Our operations are subject to general laws, regulations and government policies in the United States and abroad. Additionally, our product standards are certified by agencies in various countries, including, among others, the United States, Canada, Asia, Germany and the United Kingdom. Changes in these laws, regulations, policies or certification standards could negatively affect the demand for our products, result in the need to modify our existing products, increase time-to-production or affect the development of new products, each of which may involve substantial costs, or loss of or delayed sales and could have a material adverse effect on our financial condition or results of operations.

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

The following are two European Economic Community (“EEC”) directives that are having an effect on the entire electronics industry, including the Company:

(1)   Restriction of Hazardous Substances in Electrical and Electronic Equipment, more commonly known as RoHS. This European directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive became effective on July 1, 2006. We are actively working with our customers to ensure compliance.  We are focused on consuming all non-compliant material on-hand within a reasonable period.  However, we may have to dispose of non-compliant materials in the future, which could adversely affect our financial performance. There is also a risk of fines associated with non-compliance with the RoHS directive; however, we are not aware of any specific potential fines, and we anticipate complying with all provisions of this legislation.

(2)   Waste Electrical and Electronic Equipment, also known as WEEE. This directive requires manufacturers and importers to properly recycle or dispose of such equipment at the end of its useful life. This directive became effective August 13, 2005. We believe we have limited exposure to the WEEE directive because our products are usually installed into another user’s system, but this directive may be interpreted and enforced differently in the future. If so, we may face significant risk of fines and costs associated with non-compliance with the existing laws and regulations in the European Union.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control.

Our operations are vulnerable to interruption by earthquakes, fires, electrical blackouts, power losses, telecommunications failures and other events beyond our control. Our executive offices and key manufacturing and engineering facilities are located in Southern California. Because Southern California is an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. Furthermore, the State of California experienced deficiencies in its power supply in 2002, which resulted in occasional rolling blackouts and caused us two-to-four hour power supply interruptions over the course of a few days. In addition, California continues to face periodic shortages in its power supply. If rolling blackouts or other disruptions in power occur, our business and operations would be disrupted, and our business would be adversely affected. In January 2004, we experienced a fire in part of our facility in Belgium, Europe, which destroyed certain inventory, property and equipment. Our business interruption insurance may not be sufficient to compensate us for losses that may occur and would not compensate us for the loss of consumer goodwill due to disruption of service.

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

At December 31, 2006, we had $46.6 million of 5.25% senior notes outstanding, and we had in place a $20.0 million senior revolving credit facility (with no amounts outstanding) that is subject to a borrowing base comprised of eligible accounts receivable and inventory. Our outstanding indebtedness, including our 5.25% senior notes and any debt incurred pursuant to the senior revolving credit facility, is secured by substantially all of our assets.

Cherokee Europe maintains a working capital line of credit of approximately $4.0 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio, and is cancelable at any time. As of December 31, 2006, Cherokee Europe had no outstanding borrowings under the line of credit.

We may need to incur additional debt to continue to grow our business in the future. The agreements governing our debt contain a number of covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends. As of December 31, 2006, we were in compliance with our covenants set forth in the agreements.  However, as of April 2, 2007, we were out of compliance with the requirement that we submit our annual audited financial statements to GE Capital Corporation, the agent under our revolving credit facility, within 120 days of our fiscal year end.  We have obtained a waiver of this default from GE Capital Corporation effective May 10, 2007.  This waiver extends the deadline for submitting our audited financial statements until August 31, 2007.  The Company will submit the audited financial statements the day we file this Form 10-K.

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

Our 5.25% Senior Notes mature on November 1, 2008, and we may be unable to repay or refinance this indebtedness upon maturity.

On November 1, 2008, the $46.6 million aggregate principal amount outstanding under our 5.25% Senior Notes will become due and payable.  We do not expect to have sufficient cash available at the time of maturity to repay this indebtedness.  We also cannot be certain that we will have sufficient assets or cash flow available to support refinancing these notes at current market rates or on terms that are satisfactory to us.  If we are unable to refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operation.

Credit risks could materially and adversely affect our operations and financial condition.

Negative or declining economic conditions can increase our exposure to our customers’ credit risk. In particular, sales to larger customers are sometimes made through contract manufacturers that do not have the same resources as those customers. Additionally, if one of our major customers experienced financial difficulties, losses could be in excess of our current allowance. At December 31, 2006 and January 1, 2006, one of our customers accounted for approximately 6.9% of our total net receivables and another one of our customers accounted for 10.3%, respectively. For the periods ended December 31, 2006 and January 1, 2006, our accounts receivable write-offs amounted to less than 1% of our net accounts receivable balance. In the event our customers or those contract manufacturers experience financial difficulties and fail to meet their financial obligations to us, or if our recorded bad debt provisions with respect to receivables obligations do not accurately reflect future customer payment levels, we could incur additional write-offs of receivables that are in excess of our provisions, which could have a material adverse effect on our operations and financial condition. In addition, we depend on the continuing willingness of our suppliers to extend credit to us to finance our inventory purchases. If suppliers become concerned about our ability to generate cash and service our debt, they may delay shipments to us or require payment in advance.

If we fail to meet the listing requirements of the Nasdaq Global Market and the Nasdaq determines to delist our common stock, the delisting would adversely affect the liquidity of our common stock and the market price of our common stock could decline.

Our common stock is listed on the Nasdaq Global Market.  In order to maintain that listing, we must satisfy certain period reporting requirements.  On April 5, 2007, we received a notice from the Nasdaq that the Nasdaq had determined to delist our common stock from the Nasdaq Global Market as a result of non-compliance with Marketplace Rule 4310(c)(14) due to our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 with the SEC.  We [expect to receive] an additional letter of similar substance from the Nasdaq related to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.  We have appealed the Nasdaq’s determination to delist our common stock, and a hearing with the staff of the Nasdaq has been scheduled for May 31, 2007.  There is no guarantee that we will be able to delay or prevent the delisting of our common stock from the Nasdaq Global Market.

If our common stock is delisted from the Nasdaq Global Market, the price of our common stock and the ability of our stockholders to trade in our common stock would be adversely affected.  In addition, such delisting could adversely affect our ability to obtain financing and could result in the loss of confidence by our investors, suppliers and employees.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our headquarters are located in Tustin, California. We own three manufacturing facilities, both of which are outside of the United States, and lease five other manufacturing facilities and one warehouse facility. These facilities manufacture labor-intensive magnetic sub-assemblies that are distributed to our other facilities for incorporation into our final products. In addition, we lease satellite offices located in England, France, Germany and Sweden, which serve as sales offices.All of our leases have renewal options as indicated in the following table. We believe that our leased locations are adequate for our immediate needs and that additional or substitute space is available, if needed, to accommodate future growth and expansion, or relocation. Please refer to Note 13 to our consolidated financial statements included elsewhere in this report for the amount of our long-lived assets outside the United States.

Facilities	Primary Activity	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Renewal Option
Tustin, California	Manufacturing Engineering Administrative	86,000	Leased	April 30, 2009	One five-year renewal
Tustin, California	Warehousing	10,000	Leased	June 01, 2008	One three-year renewal
Tustin, California	Warehousing	10,000	Leased	June 01, 2008	One three-year renewal
Irvine, California	Manufacturing Engineering	31,000	Leased	April 30, 2009	One five-year renewal
Wavre, Belgium	Manufacturing Engineering Administrative	178,000	Owned	Not applicable	Not applicable
Guadalajara, Mexico	Manufacturing	35,000	*Owned/Sale Pending	Not applicable	Not applicable
Bombay, India	Manufacturing	14,000	Leased	March 31, 2008	Unlimited five-year renewals
Bombay, India	Manufacturing	17,000	Leased	March 31, 2009	Unlimited five-year renewals
Shanghai, China	Manufacturing	120,000	**Owned	October 27, 2055	Not applicable

*                    On February 22, 2007, Cherokee Electronica, S.A. de C.V. (“Cherokee Mexico”), a subsidiary of Cherokee International Corporation, a Delaware corporation (the “Company”), entered into a Purchase and Sale Agreement (the “Agreement”) with Inmobiliaria Hondarribia, S.A. de C.V. (the “Buyer”) for the sale of Cherokee Mexico’s 35,000-foot manufacturing facility in Guadalajara, Mexico.

The Agreement provides that the Buyer will pay Cherokee Mexico an aggregate purchase price of approximately US $1.2 million, of which approximately US $182,000 was paid on February 22, 2007 and approximately US $1.02 million will be paid when the transaction closes on or about May 31, 2007. Cherokee Mexico expects to incur an immaterial amount of expenses in connection with the sale of the building, principally related to broker’s fees. Any amounts payable in connection with the sale of the building will be subtracted from proceeds of the sale.

**             The land is an Industrial Park owned by the Government of the People’s Republic of China (the “PRC”).  Under PRC law, the government owns the land and no private parties are allowed to purchase land.  However, the China subsidiary owns the building and has invested $8.6 million into the development of this new facility and operation.

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

The subject payments, in the aggregate, amount to approximately $40,000 in 2004 and 2005, and less than $10,000 in 2006. The Company retained outside counsel who conducted an internal investigation into these payments.  In January 2007, the Company’s outside counsel met with the SEC to discuss the results of the internal investigation.

During the year ended December 31, 2006, we were not a party to any other material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

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

	Years Ended
	December 31, 2006		January 1, 2006
	High	Low	High	Low
First Quarter	$5.27	$3.95	$9.25	$6.85
Second Quarter	$6.80	$3.49	$6.95	$3.67
Third Quarter	$4.21	$3.30	$5.08	$3.38
Fourth Quarter	$4.03	$2.90	$4.70	$2.84

As of May 15, 2007, there were approximately 21,897 holders of our common stock.

We have not paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

The graph below shows a comparison of cumulative total return for Cherokee International Corporation of the NASDAQ Composite index, and a peer group of four companies consisting of: C & D Technologies Inc., Magnetek Inc., Power-One Inc. and Vicor Corp. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (the reinvestment of all dividends) from 2/25/2004 (the date of our initial public offering) to 12/31/2006.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN
Among Cherokee International Corporation, The NASDAQ Composite Index
And A Peer Group

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.                SELECTED FINANCIAL DATA

The selected consolidated financial data as of December 31, 2006, and January 1, 2006 and for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 are derived from our audited consolidated financial statements that appear elsewhere in this report. The selected consolidated financial data as of January 2, 2005, December 28, 2003, and December 29, 2002 and for the years ended December 28, 2003 and December 29, 2002 have been derived from our audited consolidated financial statements that are not included in this report. No per share information is available prior to November 2002, when we converted from a California limited liability company to a Delaware corporation. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this report.

	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
	(in thousands except share and per share amounts)
Consolidated Statement of Operations Data:
Net sales	$145,028	$122,079	$148,511	$111,943	$96,293
Cost of sales	114,439	97,181	104,140	79,397	70,598
Gross profit	30,589	24,898	44,371	32,546	25,695
Operating expenses	28,874	27,557	25,704	22,522	18,150
Restructuring costs	697	—	—	4,474	—
Asset impairment	285	—	—	—	—
Long service award liability reduction	(1,718)	—	—	—	—
Stock compensation expense	—	—	243	990	—
Gain from insurance proceeds	—	(2,898)	—	—	—
Operating income	2,451	239	18,424	4,560	7,545
Interest expense	(2,786)	(2,852)	(5,234)	(17,028)	(14,801)
Debt restructuring costs	—	—	—	—	(3,204)
Other income (expense), net	335	258	47	1,187	(431)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	—	(2,355)	13,237	(11,281)	(10,891)
Provision (benefit) for income taxes	(83)	877	2,796	1,151	120
Income (loss) before cumulative effect of a change in accounting principle	83	(3,232)	10,441	(12,432)	(11,011)
Cumulative effect of a change in accounting principle: goodwill impairment	—	—	—	—	(34,600)
Net income (loss)	$83	$(3,232)	$10,441	$(12.432)	$(45,611)
Net income (loss) per share:
Basic	$—	$(0.17)	$0.62	$(5.83)	$—
Diluted	$—	$(0.17)	$0.62	$(5.83)	$—
Weighted average shares outstanding:
Basic	19,286	19,230	16,761	2,132	—
Diluted	19,298	19,230	18,639	2,132	—

	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
	(in thousands)
Other Financial Data:
Cash flow provided by (used in) operating activities	$1,290	$1,314	$3,979	$(4,805)	$5,161
Capital expenditures	$3,596	$8,144	$4,925	$1,962	$1,027
Depreciation and amortization	$3,362	$3,141	$3,207	$3,594	$3,445
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,881	$10,543	$14,585	$4,887	$8,504
Working capital	$41,105	$40,655	$51,109	$18,626	$15,585
Total assets	$96,893	$91,318	$99,812	$77,215	$63,944
Total debt	$46,630	$46,630	$46,630	$172,435	$157,972
Stockholders’ equity (deficit)	$15,875	$16,462	$22,134	$(129,968)	$(119,611)

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (the “Notes”).

The Company adopted SAB 108 at January 2, 2006. The result of the adoption is shown in Note 3. The following Management’s Discussion and Analysis (the “MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Cherokee International Corporation.

Forward-looking statements

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations about future events. When used in this Annual Report, the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations. However, these statements are subject to a number of risks and uncertainties affecting our business. You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors, which include, but are not limited to:  (1) the potential delisting of the Company’s common stock from the Nasdaq Global Market, (2) changes in general economic and business conditions, domestically and internationally, (3) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (4) the Company’s inability to realize expected cost savings by shifting production to its Shanghai facility, (5) changes in the Company’s sales mix to lower margin products, (6) increased competition in the Company’s industry, (7) disruptions of the Company’s established supply channels, (8) the Company’s level of debt and restrictions imposed by its debt agreements, and (9) the additional risk factors identified in Part I, Item 1 of this document. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, even though the Company’s situation may change in the future.

Business

We are a designer and manufacturer of power supplies for OEMs. Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, telecom, medical and industrial markets.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Wavre, Belgium (Europe) and Shanghai, China. In August 2006, we announced our intention to close our facility in Guadalajara, Mexico, and we ceased operations there in March 2007. We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India, Guadalajara, Mexico, and Shanghai, China. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium to our manufacturing capacity and enabled us to better serve the European market.

We generate all of our sales in four market sectors, datacom, telecom, industrial and medical. For the year ended December 31, 2006, our revenues by market sector consisted of 43% datacom, 34% telecom, and 20% industrial and medical. Our 18.8% top line growth in revenues for the year were the result of favorable economic conditions and increased customer demand for capital purchases of high-end servers, storage, networking triple play and other end applications. These conditions have caused our revenues and operating income to improve over prior years.

Basis of Reporting

Net Sales

We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Sales are recorded net of discounts, which are estimated at the time of shipment based upon historical data. Changes in assumptions regarding the rate of sales discounts earned by our customers could impact our results.

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

Restructuring Costs

We record restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan. These charges included costs related to personnel severance. Calculation of the restructuring reserves includes management’s judgment regarding closed facilities, which include assumptions about the length of time it will take to close the operation. Changes in these estimates may impact our operating results.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could have a material effect on our reported amounts of revenue, expenses, assets and liabilities. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. As of December 31, 2006 and January 1, 2006, our top ten customers accounted for approximately 41% and 45% of our accounts receivables, respectively.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company’s effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions management uses to estimate the annual effective tax rate including mix of pre-tax earnings in the various tax jurisdictions in which it operates.

We believe it we have adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. We currently have an income tax contingency related to our India operations. During the year ended December 28, 2003, we paid and expensed an income tax assessment of $0.4 million for three tax years for which an unfavorable ruling was rendered by the Indian tax authority. In addition, we accrued a tax contingency reserve of $0.9 million in 2003 for potential additional exposure on the same issue related to subsequent years for which an assessment had not been received. During the year ended January 1, 2006, we received a favorable ruling on one of the three tax years upon our appeal of this decision to the Indian Tribunal. Since the timing and the certainty of the $0.4 million favorable ruling are not probable, we have determined to recognize any gain contingency as and when monies are received. For the year ended December 31, 2006, it was determined that $0.5 million of the contingency reserve recorded was to be released given litigation settlements during 2006. The remaining balance of $0.4 million relates to open tax years.  We are currently undergoing an audit in the Netherlands. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution will have a materially adverse effect upon our results of operations or financial condition.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

Other Comprehensive Income

Belgium taxes for unrealized foreign exchange gains on an intercompany loan considered permanently re-invested are provided for as a component of other comprehensive income. Foreign exchange gains were recognized as Belgium taxable income in 2005 and 2006 from repayments of the loan. See further discussion in Note 3 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”

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

Results of Operations

The following table sets forth selected items from our statements of operations as a percentage of our net sales for the periods indicated:

	December 31, 2006	January 1, 2006	January 2, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.9	79.6	70.1
Gross profit	21.1	20.4	29.9
Operating expenses	19.4	20.2	17.5
Operating income	1.7	0.2	12.4
Interest expense	(1.9)	(2.3)	(3.5)
Other income, net	0.2	0.2	—
Income (loss) before income taxes	—	(1.9)	8.9
Provision for income taxes	(0.1)	0.7	1.9
Net income (loss)	0.1%	(2.6)%	7.0%

Year Ended December 31, 2006 Compared to Year Ended January 1, 2006

Net Sales

Net sales increased by approximately 18.8%, or $22.9 million, to $145.0 million for the year ended December 31, 2006 from $122.1 million for the year ended January 1, 2006.

The increase in net sales was primarily due to the increase in demand for products from a few of our larger customer programs in the telecom and datacom market segments. The growth in these two market sectors accounted for approximately 77.7%, or $17.8 million, of the net sales increase in 2006 from 2005, with the remaining 22.3% increase is from the industrial and medical sectors. Revenues generated from shipments to our top ten customers increased by $9.0 million over 2005, including a $3.1 million increase in sales to one of our largest customers.

Gross Profit

Gross profit increased by approximately 22.9%, or $5.7 million, to $30.6 million for the year ended December 31, 2006 from $24.9 million for the year ended January 1, 2006. Gross margin for the year ended December 31, 2006 increased to 21.1% from 20.4% in the prior year.

The increase in gross profit was due primarily to the increase in revenues and the resulting gain of contribution margin on those revenues, combined with a different product mix during 2006. The increase in gross margin was due to lower labor cost from the transitioning of production to our new China facilities, combined with a favorable change in product mix. This was offset by $0.7 million of increased transition cost in factory labor and overhead related to the transitioning of production from Mexico to our new China facilities and $0.3 million of additional surplus and obsolescence related to the Mexico move.

Operating Expenses

Operating expenses for the year ended December 31, 2006 increased by $3.5 million, or 14.1%, to $28.1 million from $24.7 million for the year ended January 1, 2006, $2.9 million of the increase in expenses was due to the impact of insurance proceeds received in 2005. Cherokee Europe was compensated for the replacement value of assets destroyed in the 2004 fire.

In 2006 the Company incurred $1.0 million of operating costs related to severance and facility closure costs related to the planned closure of our Mexico facility. The Company incurred $0.7 million of stock compensation costs related to the adoption of SFAS 123R during 2006. In addition, operating expenses in 2006 for our Shanghai, China facility increased by $0.3 million compared to 2005 due to the plant becoming fully operational in 2006. There were also $0.4 million of legal and professional fees incurred to resolve the India unauthorized payment issue discussed in Note 9—India Matter. Bonuses and commissions were $1.6 million higher in 2006 compared to 2005 because we achieved our revenue and financial performance targets for 2006, but not for 2005. In 2005 we incurred $1.1 million of consulting and professional fees related to readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act, compared to no costs during 2006. There was also a reduction of $1.0 million of sales and general administrative costs in Europe during 2006. In addition, we incurred $0.5 million of redundant selling and general administrative costs from the closure of our Mexico facility. The cumulative increase in operating expense was partially offset by a decrease of $1.7 million to our Cherokee Europe employee long service award plan liability due to a Belgium regulatory law change in the carrying amount of the reserve on the statutory balance sheet.

Operating Income

As a result of the factors discussed above, operating income increased by 925%, or $2.2 million, to $2.4 million for the year ended December 31, 2006 from $0.2 million for the year ended January 1, 2006. Operating margin increased to 1.7% from 0.2% in the prior year.

Income Taxes

The provision for income taxes for the year ended December 31, 2006 decreased by $1.0 million to a $(0.1) million benefit, compared to a $0.9 million in expense for the year ended January 1, 2006.

The decrease in the provision for income taxes from 2005 was due largely to the decrease in income before income taxes for entities with out net operating loss carry-forwards and the release of a tax contingency reserve related to India. Entities with net operating loss carry-forwards in 2005 continued to generate net operating losses in 2006. The valuation allowance on our deferred tax assets for the year ended December 31, 2006 decreased by $2.0 million to $54.6 million, compared to $56.6 million for the year ended January 1, 2006.

Provision for income taxes for the year ended December 31, 2006 and January 1, 2006 was calculated separately by each of the tax jurisdictions within the relevant country of operation. In spite of our overall loss for the year, some of our divisions generated taxable income for the year. For the years ended January 1, 2006 and December 31, 2006, one of the division’s taxable income was offset with net operating losses (NOL’s) that carried forward, while other divisions had no NOL’s to offset their income for the year, and therefore, taxes were owed.

Our China operation is not subject to taxes for five years beginning in 2008 due to a tax holiday.

See the further discussion of the income tax provision and net operating loss carry-forwards in Note 14 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”.

Net Income (Loss)

As a result of the factors discussed above, we recorded net income of $0.1 million for the year ended December 31, 2006, compared to net loss of $3.2 million for the year ended January 1, 2006.

Year Ended January 1, 2006 Compared to Year Ended January 2, 2005

Net Sales

Net sales decreased by approximately 17.8% or $26.4 million, to $122.1 million for the year ended January 1, 2006 from $148.5 million for the year ended January 2, 2005.

The decrease in net sales was primarily due to the reduction in demand for products from a few of our larger programs in the telecom and datacom market segments. The majority of the decline in sales was related to the net decrease in sales to some of our largest customers for the year ended January 1, 2006. Revenues generated from shipments to our top ten customers declined by $13.8 million, including a $12.6 million decrease in sales to one of our largest customers, from the year ended January 2, 2005. These decreases have occurred as revenues from older programs decline and are replaced by growing revenues from new programs over time. Also contributing to the decrease from the year ended January 2, 2005 were the effects of material shortages and the transition of certain customer programs to consignment hub arrangements. Revenue recognition on shipments to the consignment hubs is delayed until the customer pulls the product from the hub for their production requirements. A slightly stronger Euro for the year ended January 1, 2006 offset the revenue decrease by approximately $0.3 million.

Gross Profit

Gross profit decreased by approximately 43.9% or $19.5 million, to $24.9 million for the year ended January 1, 2006 from $44.4 million for the year ended January 2, 2005. Gross margin for the year ended January 1, 2006 decreased to 20.4% from 29.9% in the prior year.

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

Operating Expenses

Operating expenses for the year ended December 31, 2005 decreased by $1.2 million, or 4.6%, to $24.7 million from $25.9 million for the year ended December 31, 2004. The decrease was due to the $2.9 million insurance proceeds were received during the year ended January 1, 2006, to compensate us for the replacement value of the Belgium, Europe assets destroyed in the 2004 fire. The total recoveries of $6.7 million resulted in a $2.9 million gain reported during the year ended January 1, 2006. As of January 1, 2006 the Company has been reimbursed for the values of the damaged property.

Operating expenses related to general and administrative salaries, benefits, professional fees and expenses were higher during the year ended January 1, 2006 compared to the year ended January 2, 2004 due to costs associated with being a public company and the readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act, even though the Company was not required to comply with Section 404 of the Sarbanes-Oxley Act during the year ended January 1, 2006 because of market cap. The Company anticipates being compliant with all sections of the legislation when it is required. In addition, we recognized $0.4 million operating expenses during the year ended January 1, 2006 related to our new Shanghai, China Facility.

Stock Compensation Expense

There was no stock compensation expense for the year ended January 1, 2006 compared to $0.2 million for the year ended January 2, 2005. In 2004, we recorded stock compensation expense of $0.2 million primarily in connection with the retirement of our former Chairman of the Board, and the acceleration of the vesting of his unvested options. He was awarded additional stock compensation as a result of an arbitration proceeding; however, the cost of the award, including legal expenses, was paid by an unrelated third party and not by Cherokee. As a result no additional stock charge was recognized on our books.

Operating Income

As a result of the factors discussed above, operating income decreased by 98.7%, or $18.2 million, to $0.2 million for the year ended January 1, 2006 from $18.4 million for the year ended January 2, 2005. Operating margin decreased to 0.2% from 12.4% in the prior year.

Interest Expense

Interest expense for the year ended January 1, 2006 was $2.9 million compared to $5.2 million for the year ended January 2, 2005. The $2.3 million decrease in interest expense was due to the repayment of debt and conversion to equity of our senior convertible notes in connection with our initial public offering.

Other Income, Net

Other income, net, for the year ended January 1, 2006 was income of $0.3 million compared to income of $0.5 million for the year ended January 2, 2005.

Income Taxes

The provision for income taxes for the year ended January 1, 2006 decreased by $1.9 million to $0.9 million, compared to $2.8 million for the year ended January 1, 2005.

The decrease in the provision for income taxes from the year ended January 2, 2005 was due largely to the decrease in income (loss) before income taxes; we incurred a loss before income taxes for the year ended January 1, 2006 compared to income at January 2, 2005. The valuation allowance on our deferred tax assets for the year ended January 1, 2006 increased by $2.5 million to $56.6 million, compared to $54.1 million for the year ended January 2, 2005.

Provision for income taxes for the twelve months ended January 1, 2006 and January 2, 2005 was calculated separately by each tax jurisdictions within the related country of business. In spite of the Company’s overall loss for the year ended January 1, 2006, some of our divisions generated income for the year. For the year ended January 1, 2006, one of the division’s income was offset with net operating losses (NOL’s) that carried forward. The other divisions had no NOL’s to offset their income for the year, therefore, taxes were applied.

See further discussion of the income tax provision and net operating loss carry-forwards in Note 14 to the accompanying consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”

Net Income (Loss)

As a result of the factors discussed above, we recorded net loss of $3.2 million for the year ended January 1, 2006, compared to net income of $10.4 million for the year ended January 2, 2005.

Liquidity and Capital Resources

Cash Flows

Year Ended December 31, 2006 Compared to Year Ended January 1, 2006

Net cash provided by operating activities was $1.3 million for the year ended December 31, 2006, and January 1, 2006, respectively. In fiscal year 2006, net income was $3.3 million higher as a result of our 18.8% sales growth. Consequently, compared to fiscal year 2005, accounts receivable was up $2.6 million, inventories up $1.4 million and other current assets up $0.9 million to support this sales growth. However, accrued compensation related liabilities were also $3.2 million higher, of which $0.7 million was from stock-based compensation accounting related to SFAS 123R, first adopted in fiscal year 2006., and $2.4 million mainly from an increase in commission and bonus plan liabilities as of December 31, 2006. Finally, the change in Belgium law related to long term employment liabilities caused long-term liabilities to decrease by $1.7 million in 2006.

Net cash used in investing activities for the year ended December 31, 2006 was $3.6 million compared to net cash used in investing activities of $3.9 million for the year ended January 1, 2006. While the net amounts are basically flat year to year, the investing activities for each period relate to our China facility. In 2005, we incurred $8.1 million in capital expenditures. In 2006, our capital expenditures dropped to $3.6 million. Most of the $4.5 million decrease was a result of reduced capital expenditures for China. The year ended January 1, 2006, also included net sales of short-term investments of $4.2 million to help finance the purchase of manufacturing equipment, construction-in-progress in China, and leasehold improvements. In 2006, we did not sell any short-term investments.

Net cash used in financing activities was $0.2 million for the year ended December 31, 2006, and January 1, 2006, respectively. The $0.2 million during both years was related to the net proceeds from the sale of common stock through our Employee Stock Purchase Plan.

Liquidity

We expect our liquidity requirements will be primarily for working capital and capital expenditures. As of December 31, 2006, we had cash and cash equivalents of $8.9 million, working capital of $41.1 million, no outstanding borrowings under our main revolving credit facility and borrowing base availability of $15.8 million under the same facility. Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Besides our credit line in the United States, Cherokee Europe also maintains a working capital line of credit of approximately $4.0 million with Bank Brussels Lambert, a subsidiary of INGBelgie NV, a bank in Brussels, which is denominated in Euros, and is collateralized by a pledge in first and second rank over a specific amount of business assets. The facility requires Cherokee Europe to maintain a certain solvency ratio and is cancelable at any time. As of December 31, 2006, we had no outstanding borrowings under the facility.

In January 2007, we opened a loan contract that would serve as a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC. Pursuant to the contract, ICBC will advance up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line is collateralized by the Company’s building in Shanghai, China. Interest is payable monthly at a variable rate as announced by the People’s Bank of China, which was 6.55% at January 29, 2007. This facility is intended for working capital requirements in China, especially as our China operations build inventory for export to the United States and Europe and incur value-added tax on local purchases that can only be recovered through in-country sales of our product.

We believe these amounts, together with cash flow from operations and our credit lines in the United States, Europe and China, are sufficient to meet our cash requirements for at least the next twelve months.

The years ended December 31, 2006 and January 1, 2006, were unusual in that we financed the building, capital expenditures and start-up working capital requirements of our new Shanghai facility entirely from internally generated cash. Our ongoing current and future liquidity needs primarily arise from working capital requirements and capital expenditures that have now returned to comparable historical levels with the completion of our plant in China. Our historical capital expenditures have primarily resulted from investments in equipment to increase or replace manufacturing capacity and to improve manufacturing efficiencies.

For 2007, we expect global capital expenditures to be approximately $2.9 million, which will relate primarily to our investments in manufacturing equipment at our facilities of which $1.7 million will be for our Shanghai, China facility. Our required capital investment in China is decreasing rapidly. In 2006 our China facility required $3.0 million, or almost twice what we expect to spend in 2007. In 2005, starting our China facility required $5.5 million, or over three times the anticipated spending for 2007.

As of December 31, 2006, we had approximately $46.6 million of senior notes bearing an annual interest rate of 5.25%, payable semi-annually. These notes become due on November 1, 2008. Our plan for 2007 through 2009 projects that we will have adequate cash flow to support refinancing these notes at current market rates. Based on preliminary discussions with third parties, management is optimistic that several viable solutions will be available to the Company for satisfying this obligation on or before its stated maturity date.

Contractual Obligations

As of December 31, 2006, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no outstanding borrowings under our revolving credit facility. We are required to make semi-annual interest payments to holders of the senior notes.

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

The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of December 31, 2006 are as follows (in thousands):

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$46,630	$—	$—	$—	$—	$46,630
Operating leases	1,623	1,634	592	30	20	112	4,011
Purchase order commitments	18,801	—	—	—	—	—	18,801
1999 Europe restructuring	190	146	292	48	—	—	676
2003 Europe restructuring	260	232	226	208	170	325	1,421
Long service award	23	48	94	182	20	451	818
Deferred compensation	—	—	—	—	—	1,105	1,105
Advances for research and development	100	58	54	55	55	275	597
Severances and bonuses related to Mexico facility closure	429	—	—	—	—	—	429
Total	$21,426	$48,748	$1,258	$523	$265	$2,268	$74,488

The long-term liability for accrued pension costs included on the consolidated balance sheet is excluded from the table above. Cherokee is unable to estimate the timing of payments for these costs. Cherokee anticipates making non-U.S. pension contributions of $250,000 in 2007.

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

In connection with our initial public offering, we amended our existing senior revolving credit facility with General Electric Capital Corporation (as amended, the “Credit Facility”). The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivables and inventory, which was $15.8 million at December 31, 2006. We plan to use funds available under the Credit Facility to finance working capital and other cash requirements as needed. The Credit Facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the Credit Facility in respect of the average daily balance of the unused loan commitment at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

Cherokee Europe maintains a working capital line of credit of approximately $4.0 million with Bank Brussels Lambert, a subsidiary of INGBelgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of December 31, 2006, Cherokee Europe had no outstanding borrowings under the line of credit.

As of December 31, 2006, we were in compliance with all of the covenants set forth in the principal agreements governing our debt, except for the submittal of our annual audited financial statements to the Credit Facility within 120 days of our fiscal year end. We have been in communications with GE Capital Corporation and consummated a waiver agreement with them effective May 10, 2007. This agreement extends our submittal deadline of our audited financial statements until August 31, 2007. The Company will submit the audited financial statements the day we file this Form 10-K.

Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at December 31, 2006 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

Inflation

We do not believe that inflation has had a material impact on our financial position or results of operations.

New Accounting Pronouncements

Information regarding newly issued accounting pronouncements is contained in Note 3 to our consolidated financial statements included elsewhere in this report (see Item 8, “Financial Statements and Supplementary Data.”)

Quarterly Financial Data

Quarterly Financial Data For The
Years ended December 31, 2006 and January 1, 2006 By Quarters (unaudited)
(in thousands, except per share amounts)

	December 31, 2006, Quarter Ended,				January 1, 2006, Quarter Ended,
	Apr. 2	Jul. 2	Oct. 1	Dec. 31	Apr. 3	Jul. 3	Oct. 2	Jan. 1
Net sales	$36,097	$38,314	$33,051	$37,566	$32,010	$30,992	$26,418	$32,659
Gross profit	8,516	8,135	6,375	7,563	7,642	6,312	4,665	6,279
Operating income (loss)	1,879	1,044	(959)	487	2,594	(1,034)	(1,642)	321
Net income (loss)	827	352	(1,374)	278	625	(1,773)	(2,162)	78
Basic net income (loss) per share	$0.04	$0.02	$(0.07)	$0.01	$0.03	$(0.09)	$(0.11)	$0.00
Diluted net income (loss) per share	$0.04	$0.02	$(0.07)	$0.01	$0.03	$(0.09)	$(0.11)	$0.00

	December 31, 2006, Quarter Ended,				January 1, 2006, Quarter Ended,
	Apr. 2	Jul. 2	Oct. 1	Dec. 31	Apr. 3	Jul. 3	Oct. 2	Jan. 1
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	23.6	21.2	19.3	20.1	23.9	20.4	17.7	19.2
Operating income (loss)	5.2	2.7	(2.9)	1.3	8.1	(3.3)	(6.2)	1.0
Net income (loss)	2.3	0.9	(4.2)	0.7	2.0	(5.7)	(8.2)	0.2

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at December 31, 2006.

We had no variable rate debt outstanding at December 31, 2006. However, any debt we incur under the Credit Facility and the Cherokee Europe line of credit will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both transacted in Euros, thereby reducing the risk of foreign currency fluctuation on our European operations. The effect of foreign currency exchange rate fluctuations on our operating results as of and for the year ended December 31, 2006, was not material. Historically, we have not actively engaged in exchange rate-hedging activities.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2006 and January 1, 2006	40
Consolidated Statements of Operations for the years ended December 31, 2006, January 1, 2006 and January 2, 2005	41
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Operations for the years ended December 31, 2006, January 1, 2006 and January 2, 2005	42
Consolidated Statements of Cash Flows for the years ended December 31, 2006, January 1, 2006 and January 2, 2005	43
Notes to Consolidated Financial Statements	44
Schedule II: Valuation and Qualifying Accounts	71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cherokee International Corporation

We have audited the accompanying consolidated balance sheet of Cherokee International Corporation and subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive operations, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cherokee International Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation and its method of quantifying errors effective January 2, 2006.

/s/ MAYER HOFFMAN MCCANN P.C.

MAYER HOFFMAN MCCANN P.C.

Orange County, California
May 21,  2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cherokee International Corporation
Tustin, California

We have audited the accompanying consolidated balance sheet of Cherokee International Corporation and subsidiaries (the Company) as of January 1, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive operations, and cash flows for each of the years ended January 1, 2006 and January 2, 2005. Our audits also included the financial statement schedule as of and for the years ended January 1, 2006 and January 2, 2005 listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cherokee International Corporation and subsidiaries as of January 1, 2006, and the results of their operations and their cash flows for each of the years ended January 1, 2006 and January 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

April 17, 2006

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	December 31, 2006	January 1, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,881	$10,543
Accounts receivable, net of allowance for doubtful accounts of $292 and $360 at December 31, 2006 and January 1, 2006, respectively	27,403	24,999
Inventories, net	29,991	26,851
Prepaid expenses and other current assets	2,503	1,679
Deferred income taxes	—	19
Total current assets	68,778	64,091
Property and equipment, net	19,888	19,268
Deposits and other assets	1,376	1,296
Deferred financing costs, net of accumulated amortization of $364 and $234 at December 31, 2006 and January 1, 2006, respectively	216	346
Deferred income taxes-long-term portion	318	—
Goodwill	6,317	6,317
Total Assets	$96,893	$91,318
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$13,944	$11,658
Accrued liabilities	4,968	6,028
Accrued compensation and benefits	7,882	5,326
Accrued restructuring costs	879	424
Total current liabilities	27,673	23,436
Long-term debt	24,485	24,485
Long-term debt payable to affiliates	22,145	22,145
Total long-term debt	46,630	46,630
Other long-term liabilities	6,715	4,790
Total Liabilities	81,018	74,856
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,337,709 and 19,259,612 shares issued and outstanding at December 31, 2006 and January 1, 2006, respectively	19	19
Paid-in capital	184,813	183,871
Accumulated deficit	(169,373)	(168,898)
Accumulated other comprehensive income (loss)	416	1,470
Total stockholders’ equity (deficit)	15,875	16,462
Total Liabilities and Stockholders’ Equity (Deficit)	$96,893	$91,318

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Net sales	$145,028	$122,079	$148,511
Cost of sales (including stock compensation expense of $79, $0 and $0, respectively)	114,439	97,181	104,140
Gross profit	30,589	24,898	44,371
Operating Expenses:
Engineering and development (including stock compensation expense of $205, $0 and $0, respectively)	9,504	8,981	9,082
Selling and marketing (including stock compensation expense of $117, $0 and $0, respectively)	6,887	7,280	7,896
General and administrative (including stock compensation expense of $329, $0 and $243, respectively)	12,483	11,296	8,969
Restructuring costs	697	—	—
Asset impairment	285	—	—
Long term employment liabilities reduction	(1,718)	—	—
Gain from insurance proceeds	—	(2,898)	—
Total operating expenses	28,138	24,659	25,947
Operating income	2,451	239	18,424
Interest expense	(2,786)	(2,852)	(5,234)
Other income, net	335	258	47
Income (loss) before income taxes	—	(2,355)	13,237
Provision (benefit) for income taxes	(83)	877	2,796
Net income (loss)	$83	$(3,232)	$10,441
Net income (loss) per share:
Basic	$—	$(0.17)	$0.62
Diluted	$—	$(0.17)	$0.62
Weighted average shares outstanding:
Basic	19,286	19,230	16,761
Diluted	19,298	19,230	18,639

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE OPERATIONS
(In Thousands, Except Shares)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Totals
BALANCE, December 28, 2003	2,213,754	$2	$43,710	$(176,107)	$2,427	$(129,968)
Comprehensive income (loss):
Net income				10,441		10,441
Foreign currency translation					1,641	1,641
Total comprehensive income (loss):						12,082
Issuance of common stock	12,821
Issuance of common stock in connection with initial public offering	6,600,000	7	86,463			86,470
Conversion of senior convertible debt into common stock	6,283,796	6	53,364			53,370
Exercise of warrants	4,071,114	4	4			8
Issuance of common stock under employee stock plans	24,722		172			172
BALANCE, January 2, 2005	19,206,207	$19	$183,713	$(165,666)	$4,068	$22,134
Comprehensive income (loss):
Net loss				(3,232)		(3,232)
Foreign currency translation					(2,598)	(2,598)
Total comprehensive income (loss):						(5,830)
Issuance of common stock under employee stock plans	53,405		158			158
BALANCE, January 1, 2006	19,259,612	$19	$183,871	$(168,898)	$1,470	$16,462
Cumulative effect of adjustments from the adoption of SAB 108,net of taxes (Note 3)				(558)	(694)	(1,252)
Comprehensive income (loss):
Net income				83		83
Foreign currency translation adjustments					1,599	1,599
Tax effect of foreign currency translation adjustments					(197)	(197)
Pension benefit adjustment to initially apply SFAS 158, net of tax benefit of $908					(1,762)	(1,762)
Total comprehensive income (loss):						(277)
Issuance of common stock under employee stock plans	78,097		212			212
Stock compensation			730			730
BALANCE, December 31, 2006	19,337,709	$19	$184,813	$(169,373)	$416	$15,875

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$83	$(3,232)	$10,441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,362	3,141	3,207
Asset impairment	285	—	—
(Gain) loss on sale / disposition of fixed assets	—	(30)	2
Amortization of deferred financing costs	130	130	150
Stock-based compensation	730	—	243
Write-off of deferred financing costs	—	—	224
Deferred income taxes	590	—	37
Net change in operating assets and liabilities:
Accounts receivable, net	(1,363)	1,230	(1,150)
Inventories, net	(982)	404	(2,693)
Prepaid expenses and other current assets	(681)	210	(142)
Deposits	(80)	(331)	(715)
Accounts payable	(176)	(429)	(674)
Accrued liabilities and restructuring	(1,153)	931	(2,067)
Accrued compensation and benefits	2,131	(1,036)	(988)
Accrued interest payable	(45)	67	(296)
Other long-term liabilities	(1,541)	259	(1,600)
Net cash provided by operating activities	1,290	1,314	3,979
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,596)	(8,144)	(4,925)
Net sales (purchases) of short-term investments	—	4,177	(4,087)
Proceeds from sale of property and equipment	—	34	—
Net cash used in investing activities	(3,596)	(3,933)	(9,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	—	—	11,301
Payments on revolving lines of credit	—	—	(17,433)
Payments on obligations under capital leases	—	—	(893)
Payments on long-term debt	—	—	(65,519)
Deferred financing costs	—	—	(249)
Net proceeds from sale of common stock	213	158	86,470
Proceeds from exercise of warrants, options and employee stock purchases	—	—	180
Net cash provided by financing activities	213	158	13,857
Effect of exchange rate changes on cash	431	(1,581)	874
Net increase (decrease) in cash and cash equivalents	(1,662)	(4,042)	9,698
Cash and cash equivalents, beginning of period	10,543	14,585	4,887
Cash and cash equivalents, end of period	$8,881	$10,543	$14,586
SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$2,532	$2,523	$5,156
Cash paid during the year for income taxes	$255	$439	$2,782
Conversion of senior convertible notes into common stock	$—	$—	$53,370
NON-CASH ITEMS
Adjustment to initially apply SFAS 158, net of tax	$(1,762)	$—	$—
Adoption of SAB 108 to expense VAT related to fixed asset	$117	$—	$—

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, JANUARY 1, 2006 AND JANUARY 2, 2005

1.                 ORGANIZATION

Cherokee International Corporation reorganized from a California limited liability company and consummated a debt restructuring (the “Restructuring”) through a series of transactions collectively referred to as the “Transactions” in November 2002. On November 26, 2002, Cherokee International, LLC, a California limited liability company (the “LLC”), merged with and into Cherokee International Corporation, a Delaware Corporation (the “Company”), with the Company as the surviving entity pursuant to the Agreement and Plan of Merger (“Merger Agreement”). References herein to “Cherokee” and the “Company” refer to Cherokee International, LLC and its consolidated subsidiaries prior to the reorganization and Cherokee International Corporation and its consolidated subsidiaries after the reorganization, and all references to common stock for periods before the reorganization mean our then-issued and outstanding membership interests. As a result of the Transactions, the former unit holders of the LLC became stockholders of the Company, with each of them receiving a number of shares based on their percentage ownership in the LLC. Prior to this exchange, the Company had no operating assets or liabilities and had not yet conducted any operations. On November 27, 2002, as part of the Transactions, the Company amended its previous credit facility, issued $41.0 million of Second Lien Notes, and completed an exchange offer with respect to $100.0 million of its 10½% Senior Subordinated Notes for $53.4 million of 12% Pay-In-Kind Senior Convertible Notes, $46.6 million of 5.25% Senior Notes and warrants to purchase shares of the Company’s common stock.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cherokee Europe SCA and related entities (“Cherokee Europe”), Cherokee Electronica, S.A. DE C.V. (“Cherokee Mexico”), Cherokee India Pvt. Ltd. (“India”), Powertel India Pvt. Ltd. (“Powertel”), and Cherokee International (China) Power Supply LLC (“Cherokee China”). Inter-company accounts and transactions have been eliminated.

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

Fiscal Year

The Company’s fiscal years 2006, 2005, and 2004 ended on December 31, 2006, January 1, 2006, and January 2, 2005, respectively. The fiscal year ending December 31, 2006 included 52 weeks, the fiscal year ended January 1, 2006 included 52 weeks, and the fiscal year ended January 2, 2005 included 53 weeks.

Translation of Foreign Currencies

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of Cherokee Europe is the Euro. The functional currency of Cherokee Mexico, India, Powertel and Cherokee China is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars. Translation adjustments related to Cherokee Europe are reflected as a component of stockholders’ equity in other comprehensive income (loss).

Cash and Cash Equivalents

All highly liquid debt instruments purchased with an original maturity date of three months or less are considered to be cash equivalents.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following amounts, net of reserves for surplus and obsolescence (in thousands):

	December 31,2006	January 1,2006
Raw material	$20,991	$18,855
Work-in-process	4,034	3,599
Finished goods	4,966	4,397
	$29,991	$26,851

As of December 31, 2006 and January 1, 2006, the reserve for excess inventory and obsolescence was $4.4 million and $3.8 million, respectively, including management’s assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive.

During the year ended December 31, 2006, the Company recorded $0.4 million of additional provision to the reserve for excess and obsolete inventory, $0.3 million of which was due to our assessment of potential decrease in future customer demand of product as a result of the restructuring and closure of the Company’s Guadalajara, Mexico facility and its effect on the net realizable value of inventory on hand.

Property and Equipment

Depreciation and amortization of property and equipment are provided using the straight-line method over the following estimated useful lives:

Buildings and improvements	5-50 years
Machinery and equipment	5-10 years
Dies, jigs and fixtures	3 years
Computers, software, office equipment and furniture	3-5 years
Automobiles and trucks	5 years
Leasehold improvements	Lesser of 5 years or lease term

Deferred Financing Costs

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

Net deferred financing costs are comprised of the following as of December 31, 2006 and January 1, 2006 (in thousands):

	December 31, 2006	January 1, 2006
Deferred financing costs	$580	$580
Accumulated amortization	(364)	(234)
Deferred financing costs, net	$216	$346

During the years ended December 31, 2006 and January 1, 2006, the Company amortized deferred financing costs of $0.1 million and $0.2 million, respectively.

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

In compliance with the requirements of SFAS 142, the Company has determined that its reporting units consist of two operating segments: Cherokee North America which consists of the United States, Mexico, India and China operations, and Cherokee Europe, which consists of the European  operations. All goodwill has been assigned to the Cherokee Europe reporting unit. Based on management’s assessment of improving conditions in the European marketplace and independent valuations utilizing discounted cash flow and industry market multiple valuation methodologies, there were no events or circumstances for the years ended December 31, 2006, January 1, 2006, and January 2, 2005 that indicated impairment.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, long-lived assets to be held and used are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. For the year ended December 31, 2006, the Company recorded $0.3 million of impairment charges of the value of such assets compared to no charges for the years ended January 1, 2006, and January 2, 2005. In 2006 the Company identified certain long-lived assets associated with the restructuring and closure of the Mexico Facility whose carrying value would not be recoverable from future cash flows and recorded an impairment charge. These assets consisted of machinery and equipment, computer technology and equipment, and office furniture and equipment. The majority of these assets were written off because the Company considered them to have no market value. None of the impairment charges include cash components.

Fair Value of Financial Instruments

The amounts recorded for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The amounts recorded for long-term debt, borrowings under our revolving lines of credit and capital lease obligations approximate fair value, as interest is tied to, or approximates, current market rates.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis and carry-forwards to the extent they are realizable. A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period. A deferred tax asset valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

As of December 31, 2006, deferred tax assets include $32.7 million relating to a tax basis step up from a re-capitalization transaction in 1999 and $24.2 million of net operating loss (NOL) carry-forwards. The Company has recorded a valuation allowance against a significant portion of its deferred tax assets.

The income tax benefit of $0.1 million for the year ended December 31, 2006, reflects the release of a reserve for tax contingencies related to tax audits in India and a provision for withholding tax paid to Mexico. No benefit has been recognized for net operating losses generated in the current year.

Other Comprehensive Income (Loss)

Belgium taxes for unrealized foreign exchange gains on an intercompany loan considered permanently re-invested are provided for as a component of other comprehensive income (loss). Foreign exchange gains were recognized as Belgium taxable income in 2005 and 2006 from repayments of the loan.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Sales are recorded net of discounts, which are estimated at the time of shipment based upon historical data. Changes in assumptions regarding the rate of sales discounts earned by our customers could impact our results.

We generally recognize revenue at the time of shipment because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our facility or third-party hub. Revenue is only recognized when collectibility is reasonably assured. Shipping and handling fees are included in revenue with related costs recorded to cost of sales.

The Company has entered into arrangements with certain customers whereby products are delivered to a third-party warehouse location for interim storage until subsequently shipped and accepted by our customers. Revenues from these sales are recognized upon shipment from the third-party warehouse location to the customers, when title has passed. The Company offers a one-year warranty for defective products. Warranty charges have been insignificant during the periods presented.

Credit Risk

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses. The Company generally does not charge interest on customer balances.

Stock-Based Compensation

In December 2004, SFAS 123R, Share-Based Payment, was issued. SFAS 123R is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company was required to adopt SFAS 123R effective on January 2, 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective’’ method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

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

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes:  (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010.  Stock based compensation costs expensed during the year ended December 31, 2006 were $0.7 million. No stock compensation expense was recorded during the year ended January 1, 2006, and $0.2 million was recorded during the year ended January 2, 2005.

All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to four years from the grant date and generally expire up to ten years after the grant date.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years. For options granted following the Company’s adoption of SFAS 123R, the expected life was increased to 6.25 years using the “simplified method” under SAB 107 (an expected term based on the mid-point between the vesting date and the end of the contractual term). The use of the simplified method is permitted through December 31, 2007. We will convert to company-specific experience on or before January 1, 2008. The options have a maximum contractual term of 10 years and vest pro-rata over four years.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 31, 2006, January 1, 2006, and January 2, 2005 using the Black-Scholes option pricing formula.

	Years Ended
	December 31, 2006		January 1, 2006	January 2, 2005
Dividend yield	0.0%		0.0%	0.0%
Expected volatility	58.3%		52.6%	53.0%
Risk free interest rate	4.78%		3.97%	3.49%
Expected lives	5.0 - 6.25 years		5.0 years	5.0 years
Forfeiture rates	15.79% - 16.3	5%	—	—

Since its inception on February 16, 2004, a total of 400,000 shares of common stock had been reserved for issuance under the 2004 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the Company’s U.S. employees, nearly all of whom are eligible to participate, can choose to have up to a maximum of 15% of their eligible annual base earnings withheld, subject to an annual maximum of $25,000 or 2,100 shares per offering period, to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing price at the beginning of each six-month offering period or at the end of each six-month offering period. The Company recognizes compensation cost for its ESPP under SFAS 123R.

In accordance with SFAS 148, and as required by SFAS 123R, the required pro forma disclosure, for periods prior to adoption of SFAS 123R, is shown below (in thousands except per share amounts):

		Year Ended
		December 31, 2006	January 1, 2006	January 2, 2005
Net income (loss), as reported		$83	$(3,232)	$10,441
Stock-based employee compensation related to stock options included in net income (loss), as reported, net of tax		—	—	243
Total stock-based employee compensation expense determined under the fair value based method for all awards (under provisions of APB 25), net of tax	(a)	(610)	(1,147)	(853)
Net income (loss)—pro forma		$(527)	$(4,379)	$9,831
Net income (loss) per share, as reported:
Basic		$—	$(0.17)	$0.62
Diluted		$—	$(0.17)	$0.62
Pro forma net income (loss) per share:
Basic		$(0.03)	$(0.23)	$0.59
Diluted		$(0.03)	$(0.23)	$0.58

(a)           During 2006 the Company accounted for stock-based compensation for options granted prior to February 25, 2004, the date of our initial public offering, to employees and directors using the intrinsic value method prescribed in APB 25 and adopted the disclosure-only alternative of SFAS 123, as amended by SFAS 148 for these options.

Segment Information

The Company is a designer and manufacturer of power supplies for OEMs in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. Operating segments are defined as components of the Company’s business for which separate financial information is available that is evaluated by the Company’s chief operating decision maker (its Chief Executive Officer)

in deciding how to allocate resources and in assessing performance. The Company’s operating segments consist of its United States, Mexico, India, and China operations, which constitute Cherokee North America, and Cherokee Europe. These operating segments have been aggregated into a single reporting segment based on their similar economic characteristics and common operating characteristics, including comparable gross profit margins and common products, production processes, customers, distribution channels and regulatory requirements.

Earnings Per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to calculate the impact of stock compensation. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation of diluted EPS. Dilutive stock options have an anti-dilutive effect on EPS in a period with a net loss, therefore, are excluded from the EPS computation.

Adjustment to Accumulated Deficit

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Historically Cherokee evaluated uncorrected differences using the “roll-over” method, which focused primarily on the impact of uncorrected differences, including the reversal of prior-year uncorrected differences, on the current-year consolidated statement of operations. As required by SAB 108, Cherokee must now evaluate misstatements under a “dual approach” method, which requires quantification under both the “roll-over” and the “iron curtain” methods. The “iron curtain” method quantifies misstatements based on the effects of correcting the period-end consolidated balance sheet.

In accordance with the transition provisions of SAB 108, Cherokee recorded adjustments totaling $0.6 million to the beginning accumulated deficit for the year ended December 31, 2006 and $0.7 million to accumulated other comprehensive income. These adjustments were considered to be immaterial to our consolidated statements of operations and our other comprehensive income (loss) in prior years, under the “roll-over” method. The components of the adjustment are detailed in the tables below:

		Year Ended (in thousands)
		January 1, 2006	January 2, 2005	December 28, 2003 and prior years	January 2, 2006 Cumulative Effect
Debit (Credit)
Mexico cost of sales	(a)	$(284)	$286	$789	$791
U.S. cost of sales	(b)	(211)	957	(1,034)	(288)
China cost of sales	(c)	117	—	—	117
India cost of sales	(d)	98	—	—	98
Cost of sales		$(280)	$1,243	$(245)	$718
Provision for income taxes	(g)	$(17)	$(434)	$291	$(160)
Total		$(297)	$809	$46	$558

		Balance at January 1, 2006	SAB 108 Adjustment	Balance at January 2, 2006
		(in thousands)
Debit (Credit)
	(a)	$—	$(7)	$—
	(e)	—	1,051	—
	(b)	—	290	—
Inventories, net		$26,851	$1,334	$28,185
Property and equipment, net	(c)	$19,268	$(117)	$19,151
	(a)	$—	$(784)	$—
	(d)	—	(98)	—
	(e)	—	(1,051)	—
Accounts payable		$(11,658)	$(1,933)	$(13,591)
Accrued liabilities	(g)	$(6,028)	$(220)	$(6,248)
	(f)	$—	$(476)	$—
	(h)	—	160	—
Other long-term obligations		$(4,790)	$(316)	$(5,106)
Accumulated other comprehensive income	(f)	$(1,470)	$694	$(776)
Accumulated deficit		$168,898	$558	$169,456

Notes (a) through (h) refer to one or both of the two tables above.

(a)           The Company determined that accounts payable for inventory at our Mexico Facility had been inaccurately reported for fiscal years 2005 and 2004 and certain periods prior to 2004.

(b)          Internationally produced finished goods were incorrectly included in U.S. inventory capitalization calculations. As a result, cost of sales in the U.S. with respect to fiscal years 2005 and 2004 and certain periods before 2004 were inaccurate.

(c)           In 2005, previously used equipment was internally transferred to our newly completed China Facility. The value added tax charged by the Chinese government associated with the transfer of this equipment was capitalized in 2005 as part of the asset, whereas the tax should have been expensed to moving costs.

(d)          This is an accrual misstatement related to raw materials received in 2005 from our India Facility.

(e)           In-transit materials were not accrued in 2005, 2004, and prior to 2004 for all third-party suppliers of our Mexico Facility.

(f)             Deferred taxes and other comprehensive income (loss) were not recorded for the tax impact of unrealized foreign exchange gains taxable in Europe and deferred under U.S. generally accepted accounting principles (“GAAP”) for the loans made to our European subsidiary. This error occurred in 2000 through 2005.

(g)           Income Taxes Payable were not recorded for the tax impact of realized exchange gains taxable in Europe and deferred under U.S. GAAP for the repayment of a portion of loans made to our European subsidiary.  This error occurred in 2005.

(h)          Deferred taxes were not recorded in the purchase accounting relating to the acquisition of our European business in 2000. The errors included the deferred tax impact of basis differences in assets acquired and timing differences of acquired pension obligations.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB 43, Chapter 4, Inventory Pricing. This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of so abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005 with early application permitted. The Company adopted SFAS 151 during the three-month period ended January 1, 2006; as the result of the adoption, $326,000 of freight-related costs were reclassified from inventory to expense.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, and SFAS  3, Reporting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 as of January 2, 2006. During the fiscal year ended December 31, 2006, the Company identified misstatements related to prior periods, the Company applied SFAS 154 in order to identify which method, the “iron curtain” method or the “roll-over” method, to use in correcting these misstatements. The Company applied the “roll-over” method.

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

In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for companies with fiscal years ending after November 15, 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings, in the first year of adoption, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adopted SAB 108 at January 2, 2006 (see “Adjustment to Accumulated Deficit” section above).

In September 2006, the FASB issued SFAS 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial position and result of operations.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, became effective for us as of December 31, 2006, and requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current year changes in the funded status recognized in the stockholders’ equity. SFAS 158 does not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. SFAS 158 does eliminate the Company’s requirement to record unfunded accumulated benefit obligation to the consolidated statement of operations in the current period. For the year ended December 31, 2006, this amount would have been $0.6 million.

The following table summarizes the incremental effects of the initial adoption of SFAS 158 on our consolidated balance sheet at December 31, 2006.

	Before Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158
	(in thousands)
Deferred income taxes	$(590)	$908	$318
Total assets	$95,985	$908	$96,893
Other long-term liabilities	$4,044	$2,671	$6,715
Total liabilities	$78,596	$2,671	$81,267
Accumulated other comprehensive income (loss)	$2,178	$(1,762)	$416
Total stockholders’ equity (deficit)	$17,388	$(1,762)	$15,626

4.                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31, 2006	January 1, 2006
Land	$1,891	$1,738
Buildings and improvements	7,294	6,626
Machinery and equipment	26,834	23,397
Dies, jigs and fixtures	1,198	560
Computers, software, office equipment and furniture	3,784	3,328
Automobiles and trucks	181	111
Leasehold improvements	8,682	4,287
Construction in progress	602	5,358
	$50,466	$45,405
Less accumulated depreciation and amortization	(30,578)	(26,137)
	$19,888	$19,268

As of December 31, 2006 and January 1, 2006, none of the Company’s assets were under capital lease agreements. As of January 1, 2006, there was $0.5 million of capitalized interest included in construction in progress. Depreciation and amortization expense for the years ended December 31, 2006, January 1, 2006, and January 2, 2005 was $3.4 million, $3.1 million, and $3.2 million, respectively.

5.                 NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128, Earnings Per Share, basic income (loss) per share is based upon the weighted average number of common shares outstanding. For the year ended December 31, 2006, 2,297,054 of outstanding stock options were excluded from the calculation of diluted income (loss) per share as their exercise prices would render them anti-dilutive. For the year ended January 1, 2006, all 2,270,115 of our outstanding stock options were excluded from the calculation of diluted income (loss) per share as their effect would have been anti-dilutive due to the net loss for the year. For the year ended January 2, 2005, the senior convertible notes are assumed to have been converted at the beginning of the period, and as a result, net income has been increased by $1.0 million for the reduction in interest expense related to the senior convertible notes.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Net income (loss)	$83	$(3,232)	$10,441
Adjustment for interest expense on senior convertible notes	—	—	1,036
Net income (loss), adjusted	$83	$(3,232)	$11,477
Shares:
Weighted-average common shares outstanding—basic	19,286	19,230	16,761
Effect of dilutive securities:
Senior convertible notes and warrants	—	—	1,479
Outstanding stock options	12	—	399
Weighted-average common shares outstanding—diluted	19,298	19,230	18,639
Net income (loss) per share:
Basic	$—	$(0.17)	$0.62
Diluted	$—	$(0.17)	$0.62

6.                 DEBT

Long-term debt consists of the following at December 31, 2006 and January 1, 2006 (in thousands):

	December 31, 2006	January 1, 2006
5.25% senior notes	$46,630	$46,630
Less current portion	—	—
Total long-term debt	$46,630	$46,630

Presented below is the Company’s long-term debt and long-term debt payable to affiliates at December 31, 2006 and January 1, 2006 (in thousands):

	December 31, 2006	January 1, 2006
Long-term debt:
Current	$—	$—
Non-current	24,485	24,485
Long-term debt payable to affiliates:
Current	—	—
Non-current	22,145	22,145
Total long-term debt	$46,630	$46,630

As of December 31, 2006, all of the Company’s long-term debt is scheduled to be repaid in 2008.

In connection with the Company’s initial public offering, the Company amended and restated its existing senior revolving credit facility with General Electric Capital Corporation. The amended facility (the “Credit Facility”) provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $15.8 million at December 31, 2006. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios. As of December 31, 2006, we were in compliance with our covenants set forth in the agreements. As of December 31, 2006, we were in compliance with our covenants set forth in the agreements. However, as of April 2, 2007, we were out of compliance with the requirement that we submit our annual audited financial statements to GE Capital Corporation, the agent under our revolving credit facility, within 120 days of our fiscal year end. We have obtained a waiver of this default from GE Capital Corporation effective May 10, 2007. This waiver extends the deadline for submitting our audited financial statements until August 31, 2007.

Cherokee Europe maintains a working capital line of credit of approximately $4.0 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of December 31, 2006, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

7.                 OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	Years Ended
	December 31, 2006	January 1, 2006
1999 Europe restructuring liabilities	$676	$770
2003 Europe restructuring liabilities	1,421	1,452
Long service award liabilities	818	2,104
Pension liability-SFAS 158	2,671	—
Deferred compensation	1,105	917
Advances for research and development	597	—
Subtotal	$7,288	$5,243
Less current portion	(573)	(453)
	$6,715	$4,790

Estimated payments required under other long-term obligations as of December 31, 2006 are as follows (in thousands):

	1999 Europe Restructuring	2003 Europe Restructuring	Long Service Award
2007	$190	$260	$23
2008	146	232	48
2009	292	226	94
2010	48	208	182
2011	—	170	20
Thereafter	—	325	451
Subtotal	$676	$1,421	$818
Less current portion	(190)	(260)	(23)
	$486	$1,161	$795

The timing of payments required of the deferred compensation liability of $1,105,000 is not determinable.

8.                 CHEROKEE EUROPE RESTRUCTURING

Prior to the Company’s acquisition of Cherokee Europe, the facility implemented a restructuring plan (the “1999 Europe Restructuring”). The 1999 Europe Restructuring liability of $2.2 million assumed by the Company was comprised entirely of termination benefits to be paid through 2010. The Company paid $0.2 million, $0.2 million, and $0.2 million in benefits during the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively, under the 1999 Europe Restructuring.

In June 2003, the Company received approval for a restructuring plan (the “2003 Europe Restructuring”) of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium. The 2003 Europe Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. All of the terminations were completed in 2003. Pursuant to the 2003 Europe Restructuring, the Company recorded a termination benefits charge of $4.5 million for the year ended December 28, 2003, to be paid through 2016. The Company paid $0.3 million, $0.4 million, and $1.1 million in benefits during the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively, under the 2003 Europe Restructuring.

A reconciliation of the 1999 Europe Restructuring and 2003 Europe Restructuring liabilities for the three years ended December 31, 2006 is as follows (in thousands):

	1999 Europe Restructuring	2003 Europe Restructuring
Balance as of December 29, 2002	$1,052	$—
Provision	—	4,474
Payments	(206)	(1,942)
Foreign exchange rate effect	182	282
Balance as of December 28, 2003	1,028	2,814
Provision	165	(54)
Payments	(231)	(1,122)
Foreign exchange rate effect	66	129
Balance as of January 2, 2005	1,028	1,767
Provision	27	259
Payments	(163)	(368)
Foreign exchange rate effect	(122)	(206)
Balance as of January 1, 2006	770	1,452
Provision	50	99
Payments	(224)	(285)
Foreign exchange rate effect	80	155
Balance as of December 31, 2006	$676	$1,421
Less current portion	(190)	(260)
Due after one year	$486	$1,161

9.                 COMMITMENTS AND CONTINGENCIES

The Company leases certain of its manufacturing facilities under non-cancelable operating leases through 2055. One of the manufacturing facilities is leased from an entity controlled by a former director of the Company. Rental expense for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 totaled approximately $1.7 million, $1.6 million and $1.4 million (including $1.2 million, $1.1 million and $1.1 million to an entity controlled by a former director), respectively.

As of December 31, 2006, the Company no longer has any capital lease contracts. A summary of the Company’s operating lease commitments as of December 31, 2006 is as follows (in thousands):

Year ending December 31:
2007	$1,623
2008	1,634
2009	592
2010	30
2011	20
Thereafter	112
Total minimum lease payments	$4,011

As of December 31, 2006, total future minimum payments for operating leases aggregated to $4.0 million, of which $2.7 million is payable to an entity controlled by a former director of the Company.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of December 31, 2006, and January 1, 2006.

Cash Incentive Compensation Program and Severance Agreements

The Company adopted a cash incentive program for certain executives, which provides for cash incentive payments of up to 120% of base salary subject to attainment of corporate goals and objectives approved by the Company’s board of directors. In addition, the Company has entered into severance agreements with certain executives, which provide payments to the executive if the executive is terminated other than for cause, as defined in the applicable severance agreement. Certain of the severance agreements provide additional benefits, including acceleration of stock options, in the event of termination in connection with a change of control, as defined in the applicable severance agreement.

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

The subject payments, in the aggregate, amounted to approximately $40,000 in each of the years ended January 2, 2005 and January 1, 2006, and less than $10,000 in the year ended December 31, 2006. The Company retained outside counsel who conducted an internal investigation into these payments. In January 2007, the Company’s outside counsel met with the SEC to discuss the results of the internal investigation.

10.          Restructuring Costs and Asset Impairment Charges for Closure of Guadalajara, Mexico Facility

During the third quarter of 2006, the Company announced the planned closure of its Mexican facilities and a related restructuring plan, which was accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Mexico Facility encompasses 35,000 square feet in one building and had been in operation since 1988, employing approximately 250 full-time and temporary employees in the production of power supplies.

The impact of the planned closure for the six months ended December 31, 2006 was $1.3 million cumulative. This was made up of $0.7 million restructuring, $0.3 million asset impairment and $0.3 million additional excess and obsolescence reserve. The Company recorded pre-tax charges of $0.7 million of restructuring costs for severances and stay bonuses that are included in accrued restructuring costs on the accompanying consolidated balance sheet as of December 31, 2006, $0.3 million of impairment charges to the carrying value of those assets determined to be impaired under the guidance of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and a $0.3 million charge to cost of sales to reserve for excess and obsolete inventory due to the potential decrease in future customer demand of product as a result of the restructuring and closure of the Mexico Facility.

On February 22, 2007, Cherokee Electronica, S.A. de C.V. (“Cherokee Mexico”), a subsidiary of Cherokee International Corporation, a Delaware corporation (the “Company”), entered into a Purchase and Sale Agreement (the “Agreement”) with Inmobiliaria Hondarribia, S.A. de C.V. (the “Buyer”) for the sale of Cherokee Mexico’s 35,000-foot manufacturing facility in Guadalajara, Mexico. The Agreement provides that the Buyer will pay Cherokee Mexico an aggregate purchase price of approximately US $1.2 million, of which approximately US $182,000 was paid on February 22, 2007 and approximately US $1.02 million expected to be paid when the transaction closes on or about May 31, 2007. Cherokee Mexico expects to incur an immaterial amount of expenses in connection with the sale of the building, principally related to broker’s fees. Any amounts payable in connection with the sale of the building will be subtracted from proceeds of the sale.

Restructuring Costs

In accordance with SFAS 146, employee severance, contract termination and other exit costs are recorded at their estimated fair value when they are incurred. Employee severance and stay bonus costs for the year ended December 31, 2006 were $0.7 million, which included a pro-rata portion from August 10, 2006, the communication date, through December 31, 2006, of an estimated amount of statutory required severance payments and management performance stay-on bonuses incurred for approximately 128 employees at the Mexico Facility. The Company anticipates approximately $1.0 million of employee severance and related costs to be incurred in connection with this plan of which $0.7 million has been earned and expensed as of December 31, 2006, with the remaining $0.3 million to be recognized over the first three months of 2007, as it is earned. The Company paid $0.3 million of severance and related expenses to those employees terminated during the quarter ended December 31, 2006, and expects to pay the remainder of severance and related costs to those employees to be terminated during the first six months of 2007. All severance charges will be settled with cash.

A summary of the restructuring costs and reserve activity during the year ended December 31, 2006 is as follows (in thousands):

	Restructuring Liabilities at January 1, 2006	Restructuring Charges	Cash Paid	Restructuring Liabilities at December 31, 2006
Severance and bonuses	$—	$697	$(268)	$429
Total Restructuring Costs	$—	$697	$(268)	$429

A summary of the restructuring costs recorded during the year ended December 31, 2006 is as follows (in thousands):

Year Ended December 31, 2006
Severance and bonuses	$697
Total Restructuring Costs	$697

Asset Impairment Charges

During the year ended December 31, 2006, the Company performed impairment reviews in accordance with SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, to determine whether any of its long-lived assets were impaired. The Company identified certain long-lived assets associated with the restructuring and closure of the Mexico Facility whose carrying value would not be recoverable from future cash flows and recorded an impairment charge of $0.3 million for these assets. These assets consisted of machinery and equipment, computer technology and equipment, and office furniture and equipment. The majority of these assets were written off because the Company considered them to have no market value. None of the impairment charges include cash components. At December 31, 2006, none of our assets were classified as held for sale in accordance with SFAS 144 because the Company did not meet the criterion that “the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets”, due to our continued utilization of assets in our ongoing operations at our Mexico Facility during the year ended December 31, 2006, and during the first quarter of 2007.

11.          STOCKHOLDERS’ EQUITY

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of December 31, 2006, the Company had granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of 800,000 shares of common stock. The 2004 Plan also provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of December 31, 2006, a total of 1,569,316 shares of the Company’s common stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of December 31, 2006, the Company had granted options to purchase 1,583,989 shares of common stock under the 2004 Plan, which included 235,589 options issued as partial compensation to non-employee directors. During the year ended December 31, 2006, the Company granted a total of 157,500 options to purchase shares of common stock under the 2004 Plan, which includes options to purchase shares that were cancelled and subsequently re-granted. The aggregate fair value for options granted during 2006 was $350,000, which will be amortized as stock compensation costs over 6.25 years.

Information with respect to stock option activity and stock options outstanding under both stock option plans is as follows:

	Number of Shares	Option Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2003	—	$—	$—
Options granted (weighted average fair value of $0.59 per share)	1,087,327	$5.85 - 10.34	$6.74
Options exercised	—	—	—
Options forfeited	(6,410)	$5.85 - 10.34	$6.75
Options outstanding, December 28, 2003	1,080,917	$5.85 - 10.34	$6.78
Options granted (weighted average fair value of $6.57 per share)	527,320	$6.96 - 14.50	$13.32
Options exercised	(6,056)	$5.85 - 10.34	$6.42
Options forfeited	(167,417)	$5.85 - 14.50	$7.72
Options outstanding, January 2, 2005	1,434,764	$5.85 - 14.50	$9.05
Options granted (weighted average fair value of $2.12 per share)	1,227,489	$2.97 - 7.26	$4.56
Options exercised	—	—	—
Options forfeited	(392,138)	$3.89 - 14.50	$9.91
Options outstanding, January 1, 2006	2,270,115	$2.97 - 14.50	$6.47
Options granted (weighted average fair value of $2.22 per share)	157,500	$3.18 - 6.76	$3.69
Options exercised	—	—	—
Options forfeited	(130,561)	$3.19 - 14.50	$7.27
Options outstanding at December 31, 2006	2,297,054	$2.97 - 14.50	$6.23	7.84	$671,221
Options vested and expected to vest in the future at December 31, 2006	2,044,893		$6.43	7.73	$530,497
Options exercisable at December 31, 2006	1,051,929		$7.04	7.25	$161,906

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.97 - 3.18	127,500	9.04	$3.00	26,875	$2.97
$3.19	558,775	8.94	$3.19	152,850	$3.19
$3.49 - 4.16	225,000	9.04	$3.73	31,250	$3.90
$5.85	649,261	6.58	$5.85	487,436	$5.85
$6.76 - 6.96	20,000	8.58	$6.86	5,000	$6.96
$7.26	307,500	8.20	$7.26	77,250	$7.26
$8.07	30,000	7.93	$8.07	15,000	$8.07
$10.34	141,018	6.58	$10.34	134,768	$10.34
$12.37	5,000	7.56	$12.37	2,500	$12.37
$14.50	233,000	7.13	$14.50	119,000	$14.50
	2,297,054	7.84	$6.23	1,051,929	$7.04

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of December 31, 2006, a total of 784,658 shares of common stock were reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously issued under the ESPP. As of December 31, 2006, 150,168 shares of common stock had been issued under the ESPP.

Deferred Compensation Plan

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses, and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credits, if any, vests in full no later than after 3 years. As of December 31, 2006, and January 1, 2006, the Company has recorded a liability of $1.1 million and $0.9 million, respectively, for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions for the years ended December 31, 2006, January 1, 2006 and January 2, 2005.

12.          RETIREMENT PLANS

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan (in thousands):

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Change in Benefit Obligation:
Benefit obligation, beginning of period	$5,112	$5,986	$4,596
Benefits paid	(546)	(934)	(13)
Effect of exchange rate changes	744	(744)	539
Service cost	238	152	138
Plan participant’s contributions	124	125	114
Interest cost	200	247	244
Actuarial loss	3,130	280	368
Benefit obligation, end of period	$9,002	$5,112	$5,986
Change in Plan Assets:
Fair value of plan assets, beginning of period	$2,722	$3,698	$2,997
Benefits paid	(546)	(934)	(13)
Effect of exchange rate changes	407	(437)	335
Actual return on plan assets	1,864	13	60
Employer contribution	459	257	205
Plan participants’ contributions	124	125	114
Fair value of plan assets, end of period	$5,030	$2,722	$3,698
Unfunded status	$(3,972)	$(2,390)	$(2,288)
Unrecognized net actuarial gain	—	1,141	886
Accrued pension liability	$(3,972)	$(1,249)	$(1,402)
Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$9,002	$5,112	$5,986
Accumulated benefit obligation	$6,921	$3,919	$4,589
Fair value of assets	$5,030	$2,722	$3,698
Components of Net Periodic Benefit Cost:
Service cost	$238	$152	$138
Interest cost	200	247	244
Expected return on plan assets	(127)	(141)	(143)
Amortization of net (gain)/loss	61	—	—
Net periodic benefit cost	$372	$258	$239

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Weighted average assumptions used:
For determining benefit obligations at the years ended:
Discount rate	4.50%	4.00%	4.50%
Salary increase	3.75%	3.50%	3.50%
For determining net periodic cost for years ended:
Discount rate	4.00%	4.00%	5.25%
Salary increase	3.50%	3.50%	3.45%
Expected return on assets	4.50%	4.50%	4.50%
Pension plan assets:
Guaranteed insurance contracts	100%	100%	100%

All plan funds are invested with Fortis AG, an insurance company in Europe, which guarantees the plan a fixed rate of return based on rates in effect at the time of deposit. Returns may be higher than the fixed rates due to a profit sharing provision and are dependent on the overall investment results of Fortis AG. In general, the assets of the insurance contracts are primarily invested in Euro bonds with only a small portion in equities.

The Company expects to contribute approximately $250,000 to the pension plan in fiscal 2007.

Estimated future pension benefit payments (in thousands):
2007	$373
2008	850
2009	758
2010	1,545
2011	1,107
Years 2012 - 2016	$2,542

The Company maintains a retirement plan (the “401(k) Plan”) in which substantially all domestic employees are eligible to participate after completing six months of employment. The 401(k) Plan allows participating employees to contribute up to 15% of the employee’s pretax compensation, with the Company making discretionary matching contributions. Company contributions fully vest and are non-forfeitable after the participant has completed five years of service. For the years ended December 31, 2006, January 1, 2006, and January 2, 2005, the Company elected to contribute approximately $312,000, $280,000, and $296,000 respectively, to the 401(k) Plan. Beginning with the year ended December 31, 2006, the Company made quarterly employer contributions to the 401(k) Plan. Prior to January 2, 2006, employer contributions were generally made after the calendar year end. Participants pay administrative costs associated with the 401(k) Plan.

13.          CONCENTRATIONS

The Company recorded net sales of greater than 10% of total net sales from the following customers:

	Years Ended
Customer	December 31, 2006	January 1, 2006	January 2, 2005
A	*	10.4%	17%
B	*	*	*

*                    Customer net sales were less than 10% of total net sales.

The Company has outstanding accounts receivable balances of greater than 10% of total net receivables from the following customers:

	As of
Customer	December 31, 2006	January 1, 2006
A	*	*
B	*	10.3%

*                    Customer accounts receivable balance was less than 10% of total accounts receivable, net.

Although not anticipated, a decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have an adverse effect on the Company’s future financial position and results of operations.

The Company sells its power supply products to OEMs in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. These activities are managed as a single business and have been aggregated into a single reportable operating segment. For the years ended December 31, 2006, January 1, 2006, and January 2, 2005, net sales by region were as follows (in thousands):

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
North America (primarily United States)	$75,264	$63,157	$83,148
Europe	53,201	50,399	59,859
Asia	16,182	8,051	5,360
Other	381	472	144
	$145,028	$122,079	$148,511

The Company’s long-lived assets located outside of the United States were $18.2 million and $16.5 million as of December 31, 2006 and January 1, 2006, respectively.

14.          INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
United States	$7,218	$4,604	$10,171
Foreign	(7,218)	(6,959)	3,066
	$—	$(2,355)	$13,237

The provision for current and deferred income taxes consists of the following (in thousands):

	Years Ended
	December 31, 2006	January 1, 2005	January 2, 2005
Current:
Federal	$—	$(51)	$—
State	—	—	1
Foreign	653	403	2,758
Total current	$653	$352	$2,759
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(736)	525	37
Total deferred	$—	$525	$37
Provision (benefit) for income taxes	$(83)	$877	$2,796

The Company’s effective tax rate differs from the federal statutory rate of 34% as follows (in thousands):

	Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Worldwide pre-tax income (loss) at 34% (35% for year ended January 2, 2005)	$—	$(801)	$4,633
State tax, net of federal benefit	168	—	—
Foreign income not subject to U.S. tax (benefit)	935	847	(4,082)
Foreign taxes	(305)	769	2,795
Change in valuation allowance	(782)	248	(633)
Other	(99)	(186)	83
Provision (benefit) for income taxes	$(83)	$877	$2,796

The Company’s deferred income taxes are comprised of the following (in thousands):

	Years Ended
	December 31, 2006	January 1, 2006
Net deferred income taxes
Inventory reserves	$1,487	$1,396
Nondeductible reserves	607	50
Net operating loss carry-forwards	24,223	20,097
Fixed assets	418	351
Tax basis step up from 1999 re-capitalization	32,653	36,949
Other	326	29
Compensation and pension	2,997	681
Credits	954	824
Foreign exchange gain	(4,597)	—
Deferred fire gain	(661)	(708)
Deferred state taxes	(3,537)	(3,624)
	54,870	56,045
Valuation allowance	(54,587)	(56,627)
Net deferred tax asset (liability)	$283	$(582)

In the opinion of management, it is more likely than not that deferred tax assets will not be realized in the foreseeable future. Accordingly, management has determined that a full valuation allowance was required as of January 1, 2006 and December 31, 2006 for U.S. and certain foreign deferred tax assets.

Cherokee Europe operations have a history of profits and in the opinion of management, it is more likely than not that the Company expects to realize the deferred tax assets. Cherokee Europe has a long term deferred tax liability related to a prior year gain which is recognized over several years for Belgium tax purposes.

Federal and state NOL carry-forwards at December 31, 2006 were $42.2 million and $32.2 million, respectively. Federal NOL carry-forwards begin expiring in 2022 and state NOL carry-forwards begin expiring in 2014. Foreign NOL carry-forwards were $26.7 million at December 31, 2006 and begin expiring in 2010.

Our China operation is not subject to taxes for five years beginning in 2008 due to a tax holiday.

U.S. deferred income taxes were not provided for on undistributed earnings from non-U.S. subsidiaries at December 31, 2006. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board (APB) Opinion 23 and will not be remitted to the U.S.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. The Company currently has an income tax contingency related to India operations. During the year ended December 28, 2003, the Company paid and expensed an income tax assessment of $0.4 million for the three tax years for which an unfavorable ruling was rendered by the Indian tax authority. In addition, the Company accrued a tax contingency reserve of $0.9 million in the year ended December 28, 2003 for potential additional exposure on the same issue related to subsequent years for which an assessment had not been received. During the year ended January 1, 2006, the Company received a favorable ruling on one of the three tax years upon appeal of this decision to the Indian Tribunal. Since the timing and the certainty of the $0.4 million favorable ruling are not probable, the Company has determined to recognize any gain contingency as and when monies are received. For the year ended December 31, 2006, it was determined that $0.5 million of the contingency reserve recorded was to be released given litigation settlements during 2006. The remaining balance of $0.4 million relates to open tax years.  The Company is currently undergoing an audit in the Netherlands. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution will have a materially adverse effect upon its consolidated results of operations or financial condition.

15.          GAIN FROM INSURANCE PROCEEDS (CHEROKEE EUROPE FIRE)

On January 19, 2004, the Company experienced a fire in part of its facility in Belgium, which destroyed certain inventory, property and equipment. The Company was fully insured for the replacement value of the destroyed items, subject to a $5,000 deductible. As of January 2, 2005, the Company had received $3.4 million in insurance proceeds. Within operating expenses for the year ended January 2, 2005, the Company recorded a loss related to the destroyed inventory, property and equipment.

During the year ended January 1, 2006 we received additional insurance proceeds to compensate us for the replacement value of the assets destroyed. The total recoveries of $6.7 million resulted in a $2.9 million gain reported in the year ending January 1, 2006. As of December 31, 2006, the Company has been reimbursed for the values of the damage property.

The following amounts were recorded in our consolidated financial statements for the years ending January 1, 2006 and January 2, 2005 (in thousands):

Write-off of destroyed assets:
Inventory	$2,437
Warehouse and equipment, net book value	158
Supplies and other expenses	1,203
Total destroyed assets	$3,798
Insurance proceeds:
Proceeds received in year ended December 31, 2004	$3,385
Proceeds received in year ended December 31, 2005	3,311
Total recoveries	$6,696

16.          SUBSEQUENT EVENTS

China Facility—New Line of Credit

In January 2007, Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. The term ends January 29, 2008 but is cancelable at any time. Interest is payable monthly at a variable rate as announced by the People’s Bank of China, which was 6.55% at January 29, 2007 and 6.04% at March 20, 2007, based on dates amounts were borrowed. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. As of March 31, 2007, Cherokee China had $1.3 million under the line of credit and was in compliance with all covenants.

The Company closed its manufacturing operation in Guadalajara, Mexico in March 2007, and moved its operations to its newly developed facility in Shanghai, China (the “China Facility”) that began operations in 2006. In February 2006, the Company opened a new, 120,000 square foot, state-of-the-art manufacturing facility in Shanghai, China and has begun consolidating high volume, low mix manufacturing from plants that are more costly to operate to this new facility. The design and location of the new China Facility improves the Company’s and its customers’ supply chains as an increasing number of Cherokee’s customers and suppliers have their own manufacturing operations in China. It also positions the Company to take advantage of the overall business growth in Asia.

GE Capital Credit Facility—Waiver

As of December 31, 2006, we were in compliance with our covenants set forth in the agreements. However, as of April 2, 2007, we were out of compliance with the requirement that we submit our annual audited financial statements to GE Capital Corporation, the agent under our revolving credit facility, within 120 days of our fiscal year end. We have obtained a waiver of this default from GE Capital Corporation effective May 10, 2007. This waiver extends the deadline for submitting our audited financial statements until August 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Stockholders

CHEROKEE INTERNATIONAL CORPORATION:

We have audited the consolidated financial statements of Cherokee International Corporation and Subsidiaries as of December 31, 2006 and for the year then ended and have issued our report thereon dated May 21, 2007. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in the accompanying Schedule II—Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information for the year ended December 31, 2006 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/    MAYER HOFFMAN MCCANN P.C.

MAYER HOFFMAN MCCANN P.C.

Orange County, California

May 21, 2007

CHEROKEE INTERNATIONAL CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At Beginning of Period	Charged to Cost And Expenses	Deductions	Balance At End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended January 2, 2005	$134	$60	$(70)	$124
Year ended January 1, 2006	$124	$272	$(36)	$360
Year ended December 31, 2006	$360	$51	$(119)	$292

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President, Chief Executive Officer and Director, and our Executive Vice President, Chief Financial Officer and Secretary, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls.  Based on such evaluation, our President, Chief Executive Officer and Director, and our Executive Vice President, Chief Financial Officer and Secretary have concluded that, as of the end of such period, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will occur and not be prevented or detected. In conducting its assessment of the effectiveness of our internal control over financial reporting, our management concluded the following material weaknesses existed as of December 31, 2006:

Architecture of Company’s IT systems does not presently support the financial reporting requirements of the Company’s International operations.

Our subsidiaries in Mexico, India and China (and our former subsidiary in Mexico) all maintain disparate financial accounting systems that do not interface with the Company’s primary ERP system, resulting in duplicate accounting entries on multiple sysrems. This causes a protracted reporting cycle with insufficeient or untimely oversight from corporate headquarters of transactional details at our international sites. Site level financial statements are delivered on spreadsheets to the corporate office for consolidation.

Our European operation has its own separate ERP system that is integrated into the local accounting system, however this system does not automatically interface financially with our corporate headquarters. Therefore, financial results are also delivered to our corporate office by means of spreadsheets, and the corporate office also has insufficient visibility to transactional details.

The consolidation of all these local results delivered on spreadsheets is in turn prepared on spreadsheets at our corporate office. Consolidations performed on spreadsheets are prone to human error and are difficult to review. In addition, because spreadsheet maintenance of the consolidation process by necessity is a one person task and the person performing that task also makes journal entries, this process results in an inadequate  segregation of duties. As such, the existing consolidation process requires additional monitoring and oversight that was not performed because of staffing constraints in the accounting area. Segregation of duties, oversight and monitoring are discussed in more detail below.

We have identified and are working on the following remediations to resolve the weakness over global financial reporting: The Company will perform a comprehensive assessment of its current IT architecture and projected IT requirements to develop a new IT strategy. Presently the Company believes the existing corporate ERP system can be tailored for use as the mechanism to automate, report and consolidate our foreign subsidiary trial balance results. We have already started writing web based interfaces for the existing ERP and local accounting systems in China. We need to examine and decide what IT solutions will be required for our other locations The Company will have to evaluate and decide how to supplement these technical IT solutions with additional staffing and improved internal procedures.

The methodology and support for valuing inventory

Historically, the Company has never required tracking direct labor on an individual product basis. The Company’s historical method for capitalizing labor and overhead did not reflect fundamental changes in the business resulting from the diversion of manufacturing to Mexico and India to take advantage of reduced labor cost.

Also, the methodology, assumptions and support for determining inventory reserves, specifically surplus and obsolescence, need to be enhanced. This weakness also appeared in our 2004 report and has now resurfaced. Finally, during the Company’s year-end physical inventory in India the Company determined that cost of sales was being improperly valued.

We have since corrected the improper valuation of cost of sales in India.

We have also corrected the calculation for capitalizing inventory. This calculation is now subject to direct oversight. In addition, we are now establishing standardized labor by model to support capitalization of labor to finished goods. The methodology and support for maintaining our inventory reserves, specifically surplus and obsolescence, has been under review and needs to be implemented. The corporate office has also taken the additional step of using the ERP system information to verify monthly cost of sales in both India and China.

Segregation of duties

The lack of an integrated financial reporting system creates the need for significant manual intervention and staffing to prepare spreadsheets, create eliminating entries, make tax adjustments and US GAAP adjustments and for other matters. In order to accomplish all these and other manual tasks with existing corporate personnel, segregation of duties is not always considered. In certain instances,  the person performing the consolidation also prepared and recorded journal entries, an inadequate segregation of duties. The Company will evaluate the financial reporting and consolidation process to identify areas where segregation of duties needs improvement. We intend to resolve these issues through procedural changes, staffing and/or additional oversight.

Oversight and monitoring controls

Our remote locations, other than Europe, have one local controller with little more than clerical support to maintain the local accounting system, transport information from our ERP system to their local books, report financial statements to our headquarters in the US and perform routine functions like account reconciliations. Our controllers in Mexico and India have not been performing normal accounts payable reconciliations, recording in-transit inventory or correctly calculating cost of sales.

We have identified and have performed or are working on the following remediations to resolve the weakness in oversight and monitoring controls over international financial reporting:

•       Fiscal year 2006 was the first full year in the Company’s history in which the subsidiary controllers in our international sites did not report directly to their local country managers. All subsidiary controllers now report to our new corporate controller in the U.S. This change was made in the fourth quarter of 2005.

•       In 2006, the Company began the process of adding structure and uniformity of accounting standards and process among our site controllers by holding our first controllers’ conference at our corporate office. We started the critical self review of how accounting is performed worldwide.

•       More focused internal audits of past problem areas need to be planned and executed.

•       The Company also has a new director of internal audit, a new corporate controller and a new IT manager.

•       Enhanced oversight of the normal closing process needs to be planned and any additional staffing changes, training or additions made.

•       Our Mexico facility is now closed and employees have been dismissed or are in the process of being severed.

•       An internal audit plan for monitoring and training our subsidiary controllers will be developed with the audit committee.

•       The intercompany pricing issues in India that caused the cost of sales error have been resolved and the U.S. corporate office is performing monthly verification of ERP generated cost of sales and inventory information in India and China.

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

The subject payments, in the aggregate, amount to approximately $40,000 in 2004 and 2005, and less than $10,000 in 2006. The Company retained outside counsel who conducted an internal investigation into these payments. In January 2007, the Company’s outside counsel met with the SEC to discuss the results of the internal investigation. During 2006, the Company and members of its internal audit function spent considerable time remediating this weakness to prevent such disbursements in the future. The Company completed the following actions:

•       Interviewed top management at each Cherokee location and conducted Foreign Corrupt Practices Act testing as a part of internal audit work during 2006. In China local legal counsel was engaged to perform interviews and provided an attestation. No issues were found. In Europe no issues were found. In India during a follow up audit no issues were found. The Mexico facility has been closed and was not tested.

•       Formally reprimand the General Manager of the Company’s India subsidiary. The General Manager and Controller of India were reprimanded in writing and a copy of the reprimand was placed in their personnel files.

•       Cherokee hired a local lawyer in India to handle negotiations with the local union. He successfully resolved many of the union’s issues and now sits on the union grievance committee.

•       Corrected the Company’s 2005 and 2006 internal accounting records to properly record the unauthorized payments. The Company through internal audit reviewed and corrected its records in the second quarter of 2006.

•       Replaced the local India statutory auditor. His term expired September 2006 and was not renewed.

•       Assessed all facility deficiencies at the India plants. Local and US management performed a comprehensive review of all safety and materials handling issues. Cherokee India adjusted procedures and petitioned the local business zone for waivers to become compliant with local laws and guidelines.

•       Improved the controls over cash handling and record retention. Copies of checks and cash withdrawals are now retained, check listings are prepared and physical cash onsite has been reduced. These improvements were verified by internal audit in December 2006 with no issues found.

•       We now require all executive management to provide quarterly representation letters in addition to general managers, controllers and financial staff, who had been providing them previously. We have also expanded the scope of representations effective with the second quarter of 2006 to specifically cover FCPA issues.

The Company believes, as of December 31, 2006 it has fully remediated this material weakness.

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

The Company has remediated this material weakness by retaining third-party consultants with significant tax and financial reporting experience to provide assistance in complying with US GAAP and SEC reporting requirements. The Company has revised its quarterly closing procedures to ensure an improved flow of information obtained from foreign jurisdictions. In addition, the Company has refined its methodology for calculating the quarterly provision to more accurately reflect and reduce its reliance on future estimated taxable income by jurisdiction. The Company began improvement efforts subsequent to the quarter ended July 2, 2006 and prior to the filing of its Quarterly Report on Form 10-Q for that quarter. The Company believes, as of December 31, 2006 it has fully remediated this material weakness.

Effectiveness of Remediation Efforts

The remediation of the weaknesses identified above and their associated risks is dependent on the Company’s ability to address these issues effectively. The issues of  IT systems, people and process are interrelated and difficult to separate. Striking the optimum balance between improved process, better trained and supervised staff and mission critical IT improvements is essential for success.

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding our directors as of May 15, 2007:

Name of Director	Age	Position
Raymond Meyer	66	Chairman of the Board
Jeffrey Frank	52	President, Chief Executive Officer and Director
Vincent Cebula	43	Director
Clark Michael Crawford	61	Director
Daniel Lukas	36	Director
Larry Schwerin	50	Director
Edward Philip Smoot	69	Director

Raymond Meyer became a member of our board of directors in December 2004, and he was appointed Chairman of the Board in December 2006. Mr. Meyer has more than 30 years of electronics industry experience and has been an independent consultant since 1997. Mr. Meyer was president of Deltec Electronics from 1984 to 1997. Prior to that time, he held executive positions in the ACDC Division of Emerson Electric Company.

Jeffrey Frank joined Cherokee in September 2001 as President, Chief Executive Officer and a member of our board of directors. Prior to joining Cherokee, Mr. Frank was President of Lambda LEI from July 2000 through September 2001. From May 1996 to March 2000, Mr. Frank was President of Polestar Laboratories. Mr. Frank has over 23 years of experience in the electronics industry, of which he spent twelve years with Deltec Electronics, a manufacturer of uninterruptible power supplies that are marketed to original equipment manufacturers globally.

Vincent Cebula became a member of our board of directors in April 2006. Since June 1995, Mr. Cebula has been a Managing Director of Oaktree Capital Management, LLC, a private equity investment management firm that invests in a wide range of public and private securities.

Clark Michael Crawford became a member of our board of directors in January 2003. Mr. Crawford has held several key management positions for both Verizon Communications Inc. and GTE Corporation. At GTE, from June 1993 to June 2000, Mr. Crawford served as Vice President of West Area Operations, President of GTE California, Vice President of Information Technology, President of GTE Data Services and Chairman of GTE Commercial Services. Subsequent to his work at GTE, Mr. Crawford served as Senior Vice President, Service Assurance for Verizon from June 2000 until his retirement from Verizon in July 2001.

Daniel Lukas became a member of our board of directors in September 2006. Mr. Lukas has been Managing Director with the New York office of GSC Partners since 2006. From March 2003 until 2005, Mr. Lukas was a Managing Director with GSC Partners. GSC Partners, with offices in New York, New Jersey, Los Angeles and London, is a registered investment advisor with $10.7 billion of assets under management. From December 2000 until March 2003, Mr. Lukas was with Thomas Weisel Partners, where he served as a Vice President in the private equity and debt funds groups. He began his career in the Investment Banking Division of Goldman, Sachs & Co.

Larry Schwerin became a member of our board of directors in February 2007. Since January 2005, Mr. Schwerin has been the president and CEO of Capella Photonics, Inc., a privately held company headquartered in San Jose, California, that specializes in wavelength switching subsystems for communication networks. He has more than 20 years of firsthand experience in telecommunications, technology, and venture capital. Previously, from April 2001 to December 2004, Mr. Schwerin served as general partner with Vanguard Ventures focusing on investment in early stage advanced technology companies. Mr. Schwerin started his professional career at AT&T Bell Laboratories, and later became general manager of AT&T’s Global Fiber Access Systems, and led the world-wide deployment of Fiber to the Home activities. He also served as a founder and general manager of Lucent Technologies’ Wireless Broadband Networks Division. Mr. Schwerin graduated with highest honors from Drexel University with a Bachelor of Science degree in Electrical Engineering. He achieved highest honors with a Master in Science degree in Electrical Engineering from Cornell University.

Edward Philip Smoot became a member of our board of directors in December 2006. Mr. Smoot has been president, chief executive officer and chairman of San Diego-based Anacomp, Inc. since January 2005. His responsibilities include overall corporate strategy and management of the day-to-day operations of Anacomp’s global business units. Prior to joining Anacomp, from April 2001 to December 2004, Mr. Smoot was the General Partner of Vanguard Ventures, a firm that invested in communications and technology companies. Mr. Smoot has spent the majority of his 40-year career in global manufacturing and service-related businesses.

Code of Ethics

The Company has adopted a Code of Ethics for the Chief Executive Officer, President and Senior Financial Officers. A copy of the Code of Ethics is available at the Company’s website at http://www.cherokeepwr.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics, by posting such information on the Investor Relations section of our website: http://www.cherokeepwr.com/.

Board Committees

Audit Committee

The audit committee selects, on behalf of Cherokee and our board of directors, an independent public accounting firm to be engaged to audit our financial statements, assesses the independence of our auditors, reviews and discusses the audited financial statements with the independent auditors and management and recommends to our board of directors whether the audited financials should be included in our Annual Reports on Form 10-K to be filed with the Securities and Exchange Commission, or the SEC. The audit committee is comprised of Mr. Smoot (chair), Mr. Meyer and Mr. Schwerin, each of whom is an independent director. Mr. Smoot has been identified by our board of directors as an Audit committee financial expert. During fiscal year 2006, the audit committee met 11 times.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee identifies individuals qualified to serve as members of our board of directors, recommends director nominees for our annual meetings of stockholders, evaluates the performance of our board of directors and recommends corporate governance guidelines to our board of directors. The members of our nominating and corporate governance committee are Mr. Meyer (chair) and Mr. Smoot. During fiscal year 2006, the nominating and corporate governance committee met two times.

Compensation Committee

The compensation committee reviews and recommends to the board of directors the annual salaries and other compensation of our executive officers and stock and stock option grants issued as compensation to directors for their service on the board. The material principles underlying the Company’s executive compensation policies and decisions and the factors relevant to analysis of these policies and decisions are set forth under the heading “Compensation Discussion and Analysis” below. The compensation committee directly administers our equity compensation plans and has the authority to grant stock options and other forms of equity compensation to our executive officers and other employees. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices. The compensation committee consists of Mr. Crawford (chair), Mr. Meyer and Mr. Smoot, each of whom is an independent director. During fiscal year 2006, the compensation committee met two times.

Stockholder Communications with Board of Directors

Stockholders who wish to communicate with a particular board member, or with the board as a whole, may send a written communication to Cherokee International Corporation, 2841 Dow Avenue, Tustin, California 92780, Attention: Secretary. The Secretary will forward such communication to the full board or to any individual director or directors to whom the communication is addressed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors, and 10% stockholders are also required by SEC rules and regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors, and 10% stockholders were complied with, except that certain transactions by Raymond Meyer occurring between December 2, 2005 and December 12, 2005 and between November 17, 2006 and December 1, 2006 were reported on a Form 4 filed on December 7, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee of the board of directors oversees aggregate executive compensation, including salary, bonus, long-term equity incentives and perquisites. The Compensation Committee’s goal is to maintain our executive compensation at a level competitive with peer companies in the electronics industry that are approximately the same size as Cherokee in terms of number of employees, revenue and market capitalization.

While the Compensation Committee has ultimate decision making responsibility with respect to executive compensation, the Compensation Committee encourages management participation and input. Other members of the board of directors also provide valuable input to the executive compensation process.

In developing our compensation programs and policies, the Compensation Committee relies on information obtained from surveys, proxy statements and information from certain of the companies that comprise our peer group. During 2005, the Compensation Committee retained Towers Perrin, a human resources compensation consulting firm, to recommend executive salaries and benefits. These recommendations were used in 2006 to insure that our compensation policies and levels were competitive within our industry. We also conducted a benchmarking study in 2006 to further ensure that our salaries and benefits are competitive within our industry.

Executive Compensation Philosophy and Objectives

The primary objectives of our executive compensation policies are to:

•       Attract, motivate and retain highly qualified executives;

•       Align management and stockholder interests by tying cash compensation and long-term equity incentive programs to financial performance, including increased returns to our stockholders; and

•       Reward executives based upon our financial performance at levels competitive with peer companies.

Key Elements of Compensation

1.  Salary

We intend that the base salary of our executive officers will be consistent with the overall responsibilities of the position and with the salaries of comparable management positions in competitive companies.

2.  Bonus

In addition to the base salaries of our executive officers, we provide an annual bonus, which is based on our financial performance and, in the case of certain of our executive officers, the individual executive’s performance against strategic goals established by management and the board of directors at the beginning of the fiscal year. In order to implement our philosophy that executives be rewarded for achieving positive financial results and other strategic goals, the Compensation Committee has designed our cash incentive bonus plan to significantly affect the total compensation of our executives depending on our success in meeting annual financial and strategic goals.

During 2006, Cherokee did not pay a bonus to any of our executive officers because our 2005 financial performance did not meet the standards set by the Compensation Committee. The Compensation Committee continues to ensure that the goals it sets in connection with our cash incentive bonus plan are aggressive, relative to industry conditions and other factors, emphasizing revenue growth and overall financial performance. During 2007, we will pay management bonuses with respect to our 2006 financial performance because the sales and operating margin targets set under our 2006 cash incentive bonus plan were met.

Our 2007 management bonus plan is designed to reward selected managers when we meet specific revenue and financial goals. The plan became effective January 1, 2007 and superseded all other bonus plans that were in effect prior to that date. The plan will remain in effect until December 31, 2007. Cherokee reserves the right to alter or amend bonus rates, quotas or any part of the plan as it deems necessary or desirable. The available bonus is between 17.2% and 120% of base salary for executive officers. Performance targets are based on revenues and EBITDA, which the Compensation Committee believes are a reflection of Cherokee’s operating performance and which directly influence return to our stockholders. The Compensation Committee has concluded that the achievement of the performance targets is substantially uncertain.

In the event the employment of a participant is terminated for any reason (other than as provided in the severance agreements between Cherokee and each of Messrs. Frank, Fox and M. Patel), any bonus otherwise payable under the plan shall be permanently forfeited. Any bonuses will be paid in the year following the plan year and after our independent auditors have issued their audit opinion with respect to the financial results for the applicable year. Payments normally occur during March or April. A total of eight officers participate in the 2007 bonus plan, including our executive officers and certain other members of senior management.

3.  Long-Term Equity Compensation

Long-term equity incentives, including stock options and stock purchase rights granted pursuant to our stock option and employee stock purchase plans, directly align the economic interests of our executive officers and other employees with those of our stockholders. Stock options are a particularly strong incentive because they are valuable to employees only if the fair market value of our common stock increases above the exercise price, which is set at the fair market value of our common stock on the date the option is granted. In addition, employees must remain employed with the company for a fixed period of time, generally four years, in order for their options to vest fully. Options are granted to employees and executives following a yearly review of individual performance and consideration of the individual’s long-term value to us. In determining the number of options to award to any individual, the Compensation Committee works with our Chief Executive Officer and considers his recommendations as to the position and recommended option grant. Board members outside of the Compensation Committee are also consulted in the case of option grants to senior management.

During 2006, we made stock option grants to six employees, none of whom were executive officers. Our last broad-based employee stock option grants were made in December 2005. The Compensation Committee continues to believe that our stock option plan is a valuable tool for compensating employees and will consider offering stock options in 2007, as it has in prior years.

Historically, we have granted stock options with an exercise price equal to the closing price of our common stock on the Nasdaq National Market on the date of the grant. Stock options are typically granted at a meeting of the Compensation Committee. General annual option grants to key employees, including our executive officers, are made once annually either during the last quarter of the year or during the first quarter of the next year, while individual grants are made on a selective basis in connection with the hiring of key employees. In addition, each non-employee director is granted an option to purchase 10,000 shares of our common stock on the date immediately following each annual meeting of stockholders. We have no practice of timing option grants in coordination with the release of non-public information, nor do we time the release of non-public information to affect the value of executive compensation.

We also maintain a tax qualified employee stock purchase plan (the “ESPP”) that allows employees to purchase our common stock at a discount. The ESPP has six-month offering periods that allow participants to purchase our common stock at 85% of the lesser of (i) the fair market value of our common stock on the participant’s entry date into the offering period or (ii) the fair market value of our common stock on the purchase date. Participants may contribute up to 15% of their compensation through payroll deductions to purchase shares under the ESPP, subject to an annual individual limitation of $25,000 as set by law.

4.  Perquisites

We offer a deferred compensation plan to all of our employees. We do not have a defined benefit pension plan, except for the employees of our European operations. We provide an executive medical plan, and Mr. Frank receives a car allowance. We consider providing tax gross-ups in the case of executive relocations.

Compensation of Chief Executive Officer

The base salary for Mr. Frank, our Chief Executive Officer, is evaluated based on the achievement of Cherokee’s objectives and performance. In addition, we conduct a salary review against prevailing levels of pay among chief executives of companies identified as our peers. Based on such a review, the Compensation Committee increased Mr. Frank’s base salary to $307,000 effective November 2006. Mr. Frank did not receive any payment under our cash incentive bonus plan during 2006, because we did not achieve our revenue and financial performance targets for the 2005 fiscal year. However, Mr. Frank earned a cash bonus of $320,000 for fiscal year 2006, because our revenue and profit targets were met for that year.

The Compensation Committee grants stock options to our Chief Executive Officer based primarily on its evaluation of his ability to influence our long-term growth and profitability. During 2006, we did not grant any stock options to our Chief Executive Officer. The Compensation Committee will consider granting stock options during 2007 as it has in many prior years.

Compensation of Other Executive Officers

The Compensation Committee follows the executive compensation philosophy and objectives described above in determining compensation for our other executive officers. The Chief Executive Officer recommends to the Compensation Committee base salaries for executive officers that are comparable to the salaries of persons holding similar positions at peer companies. In setting executive officer salaries, the Chief Executive Officer and the Compensation Committee also consider factors such as our performance relative to peer companies and the individual officer’s past performance and future potential.

As noted above, cash bonuses were not awarded to executive officers during 2006 in accordance with our cash incentive bonus plan because we did not achieve our revenue and financial performance targets for 2005. The Compensation Committee made an exception for three officers who were awarded bonuses based on their achievement of individual management objectives. Performance metrics for 2005 were based on sales and operating margin targets set at the beginning of the fiscal year. As with option grants to our Chief Executive Officer, the size of the stock option grant to each executive officer is determined by the Compensation Committee’s evaluation of that officer’s ability to influence our long-term growth and profitability. In addition, the Compensation Committee considers the incentive effect of additional option grants in connection with the number of stock options then held by such executive officers and the portion of those options that have not yet vested. During 2006, we did not make a general grant of stock options to our executive management team.

Amended and Restated Severance Agreements

In November 2006, we entered into Amended and Restated Severance Agreements with Messrs. Frank, Fox and M. Patel. The agreements with Mr. Frank and Mr. Fox include a change in control provision whereby we must pay certain benefits to Mr. Frank and Mr. Fox if either is terminated other than for “cause,” or if Mr. Frank or Mr. Fox resigns for “good reason,” within two years following a “change in control” of Cherokee (as such terms are defined in the applicable agreement). We negotiated these agreements in order to ensure that Messrs. Frank and Fox can be relied on in the event of a potential change in control transaction to support our efforts with respect to the pending transaction. The board of directors believes these agreements equitably balance the interests of our stockholders and the covered executives.

Tax Considerations

Under Section 162(m) of the Internal Revenue Code, we may not receive a federal income tax deduction for compensation paid to any of the four most highly compensated executive officers to the extent that any of these persons receives more than $1,000,000 in compensation in any one year. However, if we pay compensation that is “performance-based,” under Section 162(m) we can receive a federal income tax deduction for the compensation paid even if such compensation exceeds $1,000,000 in a single year. In 2006, all compensation paid to executives will be deductible for tax purposes. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the compensation committee has not adopted a policy that all compensation must be deductible on our federal income tax returns.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is a current or former officer of Cherokee or any of its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

REPORT OF THE COMPENSATION COMMITTEE

We have reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

Compensation Committee

Clark Michael Crawford, Chairman
Raymond Meyer
Edward Philip Smoot

2006 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation awarded to, earned by or paid to each of our named executive officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Jeffrey Frank President, Chief Executive Officer and Director	2006	$294,678	$320,000	$77,531	$23,781	(1)	$715,990
Linster Fox Executive Vice President, Chief Financial Officer and Secretary	2006	$203,846	$160,000	$40,708	$8,671	(2)	$413,225
Bud Patel Executive Vice President	2006	$242,058	$227,424	$72,092	$16,227	(3)	$557,801
Mukesh Patel Executive Vice President of Global Operations	2006	$190,228	$148,400	$67,560	$36,805	(4)	$442,993
Alex Patel Vice President of Engineering	2006	$182,813	$138,240	$43,578	$14,082	(2)	$378,713

(1)          The following amounts are included in “All Other Compensation” for Mr. Frank: car allowance of $10,592, group health and life insurance premiums of $6,889 and 401(k) employer matching contributions of $6,300.

(2)          The following amounts are included in “All Other Compensation” for Mr. Fox: group health and life insurance premiums of $7,197 and 401(k) employer matching contributions of $1,474.

(3)          The following amounts are included in “All Other Compensation” for Mr. B. Patel: group health and life insurance premiums of $6,862, 401(k) employer matching contributions of $6,300 and cash in lieu of vacation time of $3,065.

(4)          The following amounts are included in “All Other Compensation” for Mr. M. Patel: cash in lieu of vacation time of $27,894, 401(k) employer matching contributions of $6,300 and group health and life insurance premiums of $2,611.

(5)          The following amounts are included in “All Other Compensation” for Mr. A. Patel: group health and life insurance premiums of $8,598 and 401(k) employer matching contributions of $5,484.

Amounts listed under “Non-Equity Incentive Plan Compensation” reflect management cash incentive bonuses paid based on the criteria described below under “Discussion of Plan-Based Awards Table.”

2006 GRANTS OF PLAN-BASED AWARDS TABLE

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Jeffrey Frank President, Chief Executive Officer and Director	$0	$100,000	$350,000
Linster Fox Executive Vice President, Chief Financial Officer and Secretary	$0	$50,000	$175,000
Bud Patel Executive Vice President	$0	$71,070	$248,745
Mukesh Patel Executive Vice President of Global Operations	$0	$46,375	$162,312
Alex Patel Vice President of Engineering	$0	$43,200	$151,200

Discussion of Plan-Based Awards Table

On January 6, 2006, the Compensation Committee approved the 2006 cash incentive compensation program for our executive officers and certain other employees. The program ties bonus compensation payable for 2006 to the achievement of certain revenue and operating income targets. Performance is calculated at the end of fiscal year 2006, and any bonus payments are made early in 2007.

Based upon achievement of specified revenue and operating income targets, Mr. Frank was entitled to earn a bonus of up to 120% of his base salary; Mr. B. Patel was entitled to earn a bonus of up to 102% of his base salary; Mr. Fox was entitled to earn a bonus of up to 88% of his base salary; Mr. M. Patel was entitled to earn a bonus of up to 86% of his base salary; and Mr. A. Patel was entitled to earn a bonus of up to 91% of his base salary. Certain of our other managers and key employees were selected by the Compensation Committee to participate in the incentive program and were entitled to earn bonuses of up to between 24% and 73% of their base salaries, based upon achievement of the specified revenue and operating income targets. The amounts shown on the table above reflect achievement of the 2006 revenue and operating income targets and the payment of maximum bonuses under the cash incentive plan to all named executive officers.

We did not grant any stock options to the named executive officers during 2006, nor did any of the named executive officers exercise any stock options during 2006.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name(a)	Option Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Frank	7/30/2003		190,384	63,462	$5.85	7/30/2013
President, Chief Executive	2/16/2004		34,500	34,500	$14.50	2/16/2014
Officer and Director	3/14/2005		15,000	45,000	$7.26	3/14/2015
	12/9/2005		20,000	60,000	$3.19	12/9/2015
Linster Fox	11/17/2005		25,000	75,000	$2.97	11/17/2015
Executive Vice President, Chief Financial Officer and Secretary
Bud Patel	7/30/2003		48,077	16,026	$5.85	7/30/2013
Executive Vice President	2/16/2004		22,500	22,500	$14.50	2/16/2014
	3/14/2005		10,000	30,000	$7.26	3/14/2015
	12/9/2005	(a)	25,000	25,000	$3.19	12/9/2015
Mukesh Patel	7/30/2003		32,211	10,738	$5.85	7/30/2013
Executive Vice President of	2/16/2004		3,500	3,500	$14.50	2/16/2014
Global Operations	3/14/2005		7,500	22,500	$7.26	3/14/2015
	6/14/2005		10,000	30,000	$3.89	6/14/2015
	12/9/2005		12,500	37,500	$3.19	12/9/2015
Alex Patel	7/30/2003		28,365	9,456	$5.85	7/30/2013
Vice President of Engineering	2/16/2004		7,500	7,500	$14.50	2/16/2014
	3/14/2005		7,500	22,500	$7.26	3/14/2015
	12/9/2005		12,500	37,500	$3.19	12/9/2015

(1)          Option grants vest in accordance with the following schedules:

Grant Date	Expiration Date	Vesting Schedule
7/30/2003	7/30/2013	25% vests each year for 4 years on each anniversary of the date of grant
2/16/2004	2/16/2014	25% vests each year for 4 years on each anniversary of the date of grant
3/14/2005	3/14/2015	25% vests each year for 4 years on each anniversary of the date of grant
6/14/2005	6/14/2015	25% vests each year for 4 years on each anniversary of the date of grant
11/17/2005	11/17/2015	25% vests each year for 4 years on each anniversary of the date of grant
12/9/2005	12/9/2015	25% vests each year for 4 years on each anniversary of the date of grant
12/9/2005(a)	12/9/2015	50% vests each year for 2 years on each anniversary of the date of grant

2006 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Jeffrey Frank President, Chief Executive Officer and Director	—	—	$12,823	—	$126,412
Linster Fox Executive Vice President, Chief Financial Officer and Secretary	—	—	—	—	—
Bud Patel Executive Vice President	$61,281	—	$84,832	—	$510,286
Mukesh Patel Executive Vice President of Global Operations	—	—	$1,914	—	$43,294
Alex Patel Vice President of Engineering	—	—	—	—	—

Under Cherokee’s nonqualified deferred compensation plan, between 2% and 100% of the executive’s base salary and up to 100% of the executive’s cash incentive bonus may be deferred. Interest and earnings on deferred amounts are calculated based on the performance of a portfolio of funds selected by the Compensation Committee. Participants select the funds into which their deferrals are deemed invested. Participants are eligible for employer matching and profit sharing credits, which vest in full after three years of employment. To date, Cherokee has not made any matching or profit sharing credits. Withdrawals may be made while the executive is still employed with Cherokee two years after the contributions have commenced. Participants are also eligible to make withdrawals in the case of economic hardship and for education expenses. Upon reaching the plan retirement age of 65, participants may elect to receive distributions in the form of a lump sum or equal annual installments over a term of 10 years of less.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Cherokee has entered into severance agreements (the “Agreements”) with each of Mr. Frank, Mr. Fox and Mr. M. Patel. The Agreements provide that, in the event that we terminate one of the executive’s employment other than for “cause” (as such term is defined in the applicable Agreement), the executive will be entitled to: i) the annual base salary then in effect; ii) the bonus that would have been due to the executive, calculated as if the Company achieved its financial targets for the year the termination occurred and prorated for the number of months worked in that fiscal year; iii) continued medical, hospitalization, life and other insurance benefits for the executive and the executive’s family for up to a period of 12 months; and iv) to the extent permitted under the Internal Revenue Code, a settlement of all deferred compensation arrangements. The Agreements also prohibit the executives for a period of twelve months after termination from soliciting our employees to work in a business that competes with us.

In addition, the Agreements for Mr. Frank and Mr. Fox provide that in the event that Mr. Frank’s or Mr. Fox’s employment is terminated i) by the Company other than for “cause” or by Mr. Frank or Mr. Fox for “good reason” (as such term is defined in the applicable Agreement) within 2 years following a “change in control” (as such term is defined in the applicable Agreement) or ii) by the Company without “cause” within six months prior to a “change in control” and such termination was in connection with the “change in control,” each of Mr. Frank and Mr. Fox, as the case may be, will be entitled to: i) two times his annual base salary then in effect; ii) the bonus that would have been due to him, calculated as if the Company achieved its financial target for the year the termination occurred and prorated for the number of months worked in that fiscal year; iii) immediate vesting of all outstanding stock options; iv) to the extent permitted under the Internal Revenue Code, a settlement of all deferred compensation arrangements; v) continued medical, hospitalization, life and other insurance benefits for the him and his family for up to a period of 24 months; vi) payment equal to the amount forfeited by him under the Company’s 401(k) plan or equivalent plans; vii) the right to utilize services of a nationally recognized executive placement service at the Company’s expense in an amount not to exceed $50,000; and viii) other additional benefits then due or earned in accordance with applicable plans and programs of Cherokee. In addition, Mr. Frank or Mr. Fox, as the case may be, may be entitled to receive an additional payment from Cherokee if the aforementioned payments are subject to excise tax.

The table below reflects the amount of compensation that would become payable to each of Messrs. Frank, Fox and M. Patel under the Agreements if the executive’s employment had terminated on December 31, 2006, given the executive’s compensation as of such date and, if applicable, based on Cherokee’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment, including under then-exercisable stock options and benefits generally to salaried employees, such as distributions under our 401(k) plan. In addition, in connection with any actual termination of employment, the Compensation Committee may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or altering the terms of benefits described below, as the Compensation Committee determines appropriate.

The actual amounts that would be paid upon an executive’s termination of employment can only be determined at the time of such executive’s separation from Cherokee. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event and the company’s stock price.

Jeffrey Frank

	Termination without Cause at Employer’s Election		Termination without Cause at Employer’s Election or for Good Reason at Employee’s Election After Change in Control
Salary	$307,000		$614,000
Bonus(1)	$320,000		$320,000
Stock Options	$0		$67,200
Deferred Compensation	$126,412		$126,412
Tax Gross-Up	$0		$0
Other Benefits	$10,744	(2)	$71,448	(3)

(1)          Bonus amounts include bonus for 2006 performance year paid in 2007.

(2)          Includes an estimated cost for providing continued medical, hospitalization, life and other insurance benefits to the executive and the executive’s family for a period of 12 months after the date of termination.

(3)          Includes an estimated cost for providing continued medical, hospitalization, life and other insurance benefits to the executive and the executive’s family for a period of 24 months after the date of termination plus a $50,000 allowance for executive placement services.

Linster Fox

	Termination without Cause at Employer’s Election		Termination without Cause at Employer’s Election or for Good Reason at Employee’s Election After Change in Control
Salary	$225,000		$450,000
Bonus(1)	$160,000		$160,000
Stock Options	$0		$106,000
Deferred Compensation	$0		$0
Tax Gross-Up	$0		$0
Other Benefits	$10,240	(2)	$75,306	(3)

(1)          Bonus amounts include bonus for 2006 performance year paid in 2007.

(2)          Includes an estimated cost for providing continued medical, hospitalization, life and other insurance benefits to the executive and the executive’s family for a period of 12 months after the date of termination.

(3)          Includes an estimated cost for providing continued medical, hospitalization, life and other insurance benefits to the executive, and the 401K employer match for the unvested portion to be paid to the executive, and the executive’s family for a period of 24 months after the date of termination plus a $50,000 allowance for executive placement services.

Mukesh Patel

	Termination without Cause at Employer’s Election		Termination without Cause at Employer’s Election or for Good Reason at Employee’s Election After Change in Control
Salary	$195,830		N/A
Bonus(1)	$148,400		N/A
Deferred Compensation	$43,294		N/A
Tax Gross-Up	$0		N/A
Other Benefits	$3,038	(2)	N/A

(1)          Bonus amounts include bonus for 2006 performance year paid in 2007.

(2)          Includes an estimated cost for providing continued medical, hospitalization, life and other insurance benefits to the executive and the executive’s family for a period of 12 months after the date of termination.

2006 DIRECTOR COMPENSATION

The table below summarizes the total compensation awarded to, earned by or paid to each of our non-employee directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (5)(6)	Total ($)
Raymond Meyer	$31,522	$18,639	$50,161
Anthony Bloom(1)	$27,799	$7,753	$35,552
Christopher Brothers(2)	$6,301	$2,469	$8,770
Vincent Cebula	$13,699	$6,969	$20,668
Clark Michael Crawford	$25,000	$7,753	$32,753
Kenneth Kilpatrick(3)	$48,533	$15,505	$64,038
Daniel Lukas	$5,707	$1,522	$7,229
Ian Schapiro(4)	$15,000	$10,705	$25,705
Phil Smoot	$2,663	$348	$3,011

(1)          Mr. Bloom resigned from the board of directors effective December 4, 2006.

(2)          Mr. Brothers resigned from the board of directors effective April 26, 2006.

(3)          Mr. Kilpatrick resigned from the board of directors effective February 1, 2007.

(4)          Mr. Schapiro resigned from the board of directors effective September 15, 2006.

(5)          Based on the compensation cost as determined under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” for the year ended December 31, 2006, before reflecting estimated forfeitures. See Note 3 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for assumptions used in computing fair value.

(6)          The aggregate number of outstanding stock option awards for each director at December 31, 2006 was: Mr. Meyer, 40,000 shares; Mr. Bloom, 7,500 shares; Mr. Brothers, 0 shares; Mr. Cebula, 10,000 shares; Mr. Crawford, 32,564 shares; Mr. Kilpatrick, 50,000 shares; Mr. Lukas, 10,000 shares; Mr. Schapiro, 0 shares; and Mr. Smoot, 10,000 shares. The grant date fair value of awards made during 2006, as determined under Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” was $40,039 for Mr. Meyer, $21,216 for Mr. Bloom, $0 for Mr. Brothers, $40,861 for Mr. Cebula, $21,216 for Mr. Crawford, $42,432 for Mr. Kilpatrick, $21,365 for Mr. Lukas, $21,216 for Mr. Schapiro, and $18,823 Mr. Smoot.

Effective with our initial public offering in February 2004, all non-employee directors were paid an annual retainer of $20,000 related to their service on our board of directors and an annual per committee retainer of $5,000. Effective in February 2005, the chairman of the board, currently Mr. Meyer, is paid an annual retainer of $50,000 in lieu of the foregoing amounts and does not receive any additional compensation for committee service.

We also reimburse all non-employee directors for reasonable expenses incurred to attend meetings of our board of directors or committees. In addition, non-employee directors are eligible to receive option grants under our 2004 Omnibus Stock Incentive Plan. Under this plan, each of our non-employee directors is automatically granted an initial option to purchase 10,000 shares of our common stock upon the date the non-employee director first joins our board of directors. In addition, subject to certain conditions under the plan, each non-employee director is also automatically granted an annual option to purchase 10,000 shares of our common stock on the date immediately following our annual meeting of stockholders. In lieu of this automatic grant, our board of directors has granted our chairman an annual option to purchase 20,000 shares of our common stock.

In connection with their nomination of Mr. Crawford to our board of directors prior to our initial public offering, GSC Recovery II, L.P. and GSC Recovery IIA, L.P. (collectively, the “GSC Recovery Funds”) entered into a compensation agreement with Mr. Crawford. According to the terms of the agreement, the GSC Recovery Funds agreed to pay Mr. Crawford a fee of up to $25,000 per year, to be reduced by the amount of fees Mr. Crawford received from us for his service on the board of directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to Cherokee as of April 30, 2007, regarding the beneficial ownership of Cherokee common stock by:

•       persons known by us to beneficially own greater than 5% of our outstanding stock,

•       each director and nominee,

•       our Chief Executive Officer and the other named executive officers, and

•       all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities, and includes shares of common stock issuable pursuant to the exercise of stock options that are immediately exercisable or exercisable within 60 days after April 30, 2007. Unless otherwise indicated, to Cherokee’s knowledge the persons or entities identified in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the address of each of the individuals named below is c/o Cherokee International Corporation, 2841 Dow Avenue, Tustin, California 92780.

Name and Address of Beneficial Owner	Number of Shares Owned	Number of Shares with Right to Acquire	Total Shares Beneficially Owned	Percent of Outstanding Shares(1)
5% Stockholders:
GSCP (NJ), Inc.	5,000,148	—	5,000,148	25.8%
GSC Recovery II, L.P.
GSC Recovery IIA, L.P.
GSC Partners CDO Fund, Limited
GSC Partners CDO Fund II, Limited(2) 500 Campus Drive Suite 220 Florham Park, New Jersey 07932
Oaktree Capital Management, LLC	4,777,976	—	4,777,976	24.7%
OCM Principal Opportunities Fund, L.P.
OCM/GFI Power Opportunities Fund, L.P.(3) 333 South Grand Avenue, 28th Floor Los Angeles, California 90071
F&C Asset Management plc(4)	1,112,851	—	1,112,851	5.8%
80 George Street
Edinburgh EH2 3BU, United Kingdom
Green River Management I, L.L.C.	1,070,126	—	1,070,126	5.5%
Green River Offshore Fund Management Company, L.L.C.
Mark McGrath(5) 610 Fifth Avenue, Suite 305 New York, NY 10020
BC Advisors, LLC	1,052,500	—	1,052,500	5.4%
SRB Management, L.P.
Steven R. Becker(6) 300 Crescent Court, Suite 1111 Dallas, Texas 75201
Directors and Named Executive Officers:
Raymond Meyer	174,282	12,500	186,782	0.1%
Jeffrey Frank	21,985	355,596	377,581	2.0%
Vincent Cebula(7)	4,777,976	2,500	4,780,476	24.7%
Clark Michael Crawford	31,538	16,923	48,461	*
Daniel Lukas(8)	5,000,148	—	5,000,148	25.8%
Larry Schwerin	—	—	—	*
Phil Smoot	—	—	—	*
Linster W. Fox	—	25,000	25,000	*
Bud Patel	7,170	142,853	150,023	*
Alex Patel	2,100	76,571	78,671	*
Mukesh Patel	10,321	95,699	106,020	*
All directors and executive officers as a group:	10,073,814	924,014	10,997,828	56.8%

*                    Represents less than 1%.

(1)          Based on 19,346,959 shares of Cherokee common stock outstanding as of April 30, 2007.

(2)          In Amendment No. 1 to Schedule 13D, jointly filed on September 15, 2004 by GSC Recovery II, L.P., GSC Recovery II GP, L.P., GSC RII, LLC, GSC Recovery IIA, L.P., GSC Recovery IIA GP, L.P., GSC RIIA, LLC, GSC Partners CDO Fund, Limited, GSC Partners CDO Fund II, Limited, GSCP (NJ), Inc., GSCP (NJ), L.P., GSCP (NJ) Holdings, L.P. (collectively, “GSC”), Keith W. Abell, Alfred C. Eckert III, Robert A. Hamwee, Richard M. Hayden, Thomas V. Inglesby, Matthew C. Kaufman, Christine K. Vanden Beukel and Andrew J. Wagner, such persons report that as of such date, they possessed shared power to vote and dispose of these shares.

(3)          In Amendment No. 1 to Schedule 13D, jointly filed on September 7, 2004 by Oaktree Capital Management, LLC (“Oaktree”), OCM Principal Opportunities Fund, L.P. and OCM/GFI Power Opportunities Fund, L.P., such persons report that as of such date, OCM Principal Opportunities Fund, L.P. possessed sole power to vote and dispose of 4,465,769 shares of our common stock, and OCM/GFI Power Opportunities Fund, L.P. possessed sole power to vote and dispose of 312,897 of our shares of common stock. OCM Principal Opportunities Fund, L.P. reported on Form 4, filed on January 21, 2005, that it transferred 690 shares of our common stock to certain third parties in consideration for past services.

(4)          The information provided is based upon Schedule 13G, filed on January 24, 2007 by F&C Asset Management plc.

(5)          In Amendment No. 1 to Schedule 13G, jointly filed on February 15, 2006 by Green River Management I, L.L.C., Green River Offshore Fund Management Company, L.L.C. and Mark McGrath, such persons report that as of such date, (i) Green River Management I, L.L.C., as the general partner of Green River Fund I, L.P. and Green River Fund II, L.P., possessed sole power to vote and dispose of 437,571 of these shares, (ii) Green River Offshore Fund Management Company, L.L.C., as the investment manager of Green River Offshore Fund, Ltd., possessed sole power to vote and dispose of 632,555 of these shares, and (iii) Mr. McGrath, as the principal of Green River Management I, L.L.C. and Green River Offshore Fund Management Company, L.L.C. (together, Green River, may direct the vote and disposition of the 1,070,126 shares beneficially owned by Green River.

(6)          The information provided is based upon Schedule 13G/A, filed on February 9, 2007 by BC Advisors, LLC, SRB Management, L.P. and Steven R. Becker.

(7)          Mr. Cebula is a Managing Director of Oaktree. By virtue of his relationship to Oaktree, Mr. Cebula may be deemed to have or share beneficial ownership of shares of our common stock owned by Oaktree. Mr. Cebula expressly disclaims beneficial ownership of such common stock, except to the extent of his direct pecuniary interest therein.

(8)          Mr. Lukas is a Managing Director of GSC Partners. By virtue of his relationship to GSC Partners, Mr. Lukas may be deemed to have or share beneficial ownership of shares of our common stock owned by GSC. Mr. Lukas expressly disclaims beneficial ownership of such common stock, except to the extent of his direct pecuniary interest therein.

Equity Compensation Plans

The following table set forths information regarding outstanding options and shares reserved for future issuance under the plans listed below, which are Cherokee’s only equity-based compensation plans, as of December 31, 2006.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders	2,297,054	$6.23	905,031
Equity compensation plans not approved by security holders	—	—	—

(1)          Includes 634,490 of shares issuable pursuant to our 2004 Employee Stock Purchase Plan. The number of shares available for future issuance under our 2004 Omnibus Stock Incentive Plan is subject to an automatic annual increase equal to the lesser of 450,000 shares or 2% of the number of outstanding shares of our common stock on the last day of the immediately preceding fiscal year. The number of shares available for issuance under our 2004 Employee Stock Purchase Plan is subject to an automatic annual increase equal to the lesser of 250,000 or 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Senior Notes

During 2006, we paid to affiliates of GSCP (N.J.), Inc. (“GSC”) an aggregate of $2,448,075 in cash interest payments on our outstanding 5.25% senior notes due 2008. GSC is an affiliate of GSC Recovery II, L.P., GSC Recovery IIA, L.P., GSC Partners CDO Fund, Limited and GSC Partners CDO Fund II, Limited, which themselves are collectively beneficial owners of 25.8% of our common stock.

Facility Lease

We lease our facility located at 2841 Dow Avenue in Tustin, California from Patel/King Investment, or PKI. One of the principals of PKI is Pat Patel, a former member of our board of directors. Pat Patel is the father-in-law of Mukesh Patel, our Executive Vice President, Global Operations. We currently pay approximately $97,600 in rent per month to PKI, subject to annual Consumer Price Index adjustments. Pursuant to the lease, we made payments to PKI of approximately $1.2 million in 2006. Our lease with PKI will run through April 30, 2009, with an extension for an additional 60 months at our option.

Review, Approval or Ratification of Transactions with Related Persons

All transactions with related persons are reviewed, approved and ratified by the Audit Committee of our board of directors. The Audit Committee is in the process of adopting a written policy with respect to the review, approval and ratification of transactions with related persons.

Director Independence

It is the policy of the board of directors, as well as a requirement of the Nasdaq National Market, that a majority of the board of directors be independent. Currently, four of our seven directors meet the standards for independence as defined by the listing standards of the Nasdaq National Market. In making a determination of independence, our board of directors considers all material relationships between us and the director in question. Our independent directors are Raymond Meyer, Clark Michael Crawford, Larry Schwerin and Phil Smoot. Mr. Meyer is also chairman of the board. The board of directors has standing audit, compensation, and nominating and corporate governance committees, the members of which are all independent.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee pre-approves and reviews audit and permissible non-audit services to be performed by Cherokee’s independent auditors including fees charged by Mayer Hoffman McCann P.C. for such services. The audit committee has determined that the provision of the services described below is compatible with maintaining the independence of Mayer Hoffman McCann P.C.

The following table sets forth the aggregate fees since June 2006 billed by Mayer Hoffman McCann P.C. for the following services for fiscal year 2006:

Description of Services	2006
Audit Fees(1)	$783,871
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees	—
Total	$783,871

The following table sets forth the aggregate fees prior to June billed by Deloitte & Touche LLP for the following services for fiscal years 2005 and part of 2006:

Description of Services	2006	2005
Audit Fees(1)	$56,635	$758,597
Audit-Related Fees(2)	—	56,680
Tax Fees(3)	—	54,563
All Other Fees	—	—
Total	$56,635	$869,840

(1)          Represents the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our quarterly reports and statutory audits of foreign subsidiaries.

(2)          Represents the aggregate fees billed for professional services rendered for employee benefit plan audits, advisory services relating to the Sarbanes-Oxley Act and other accounting consultation and assistance.

(3)          Represents the aggregate fees billed for professional services rendered for tax consultation, planning and compliance.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)            Consolidated Financial Statements

The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	38
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2006, and January 1, 2006	40
Consolidated Statements of Operations for the years ended December 31, 2006, January 1, 2006 and January 2, 2005	41
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Operations for the years ended December 31, 2006, January 1, 2006 and January 2, 2005	42
Consolidated Statements of Cash Flows for the years ended December 31, 2006, January 1, 2006 and January 2, 2005	43
Notes to Consolidated Financial Statements	44

(a)(2)            Financial Statement Schedules

The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and is incorporated herein by reference:

Page
Report of Independent Registered Public Accounting Firm on Schedule	70
Schedule II: Valuation and Qualifying Accounts	71

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

10.6	Amended and Restated Revolving Note, dated as of February 25, 2004, issued by Cherokee International Corporation.(5)

10.7	Amended and Restated Security Agreement, dated as of February 25, 2004, by and between Cherokee International Corporation and the Agent.(5)
10.8	Registration Rights Agreement, dated as of February 25, 2004, by and among Cherokee International Corporation and the Securityholders party thereto.(6)
10.9	Security Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.10	Trademark Security Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.11	Pledge Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.12	Pledge Agreement, dated as of November 27, 2002, between Cherokee Netherlands I B.V. and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
*10.13	Cherokee International Corporation 2002 Stock Option Plan.(2)
*10.14	Form of 2002 Stock Option Agreement.(2)
*10.15	Amended and Restated Severance Agreement, dated as of December 5, 2006, between Cherokee International Corporation and Jeffrey M. Frank.(7)
10.16

Lease Agreement, dated as of April 30, 1999, by and between Ganpat I. Patel and Manju G. Patel, Trustees of the Patel Family Trust dated July 17, 1987, as to an undivided two-thirds interest, and Kenneth O. King and Arlene King, husband and wife as joint tenants, as to an undivided one-third interest, as tenants in common, and Cherokee International Corporation.(2)

*10.18	Amended and Restated Severance Agreement, dated as of June 16, 2005, between Cherokee International Corporation and Mukesh Patel.(9)
*10.19	Letter Agreement, dated as of December 5, 2006, between Cherokee International Corporation and Linster W. Fox.(7)
*10.20	Amended and Restated Severance Agreement, dated as of October 14, 2005, between Cherokee International Corporation and Linster W. Fox.(7)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President, Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

       (7) Previously filed as an exhibit to our Form 8-K on December 12, 2006.

       (8) Previously filed as an exhibit to our Form 8-K on March 21, 2005.

       (9) Previously filed as an exhibit to our Form 8-K on June 16, 2005.

(11) Previously filed as an exhibit to our Form 8-K on February 08, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of May 2007.

CHEROKEE INTERNATIONAL CORPORATION
By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 23rd day of May 2007.

/s/ JEFFREY M. FRANK	President, Chief Executive Officer and Director
Jeffrey M. Frank	(Principal Executive Officer)
/s/ LINSTER W. FOX	Executive Vice President, Chief Financial
Linster W. Fox	Officer and Secretary (Principal Financial and
Accounting Officer)
/s/ RAYMOND MEYER	Chairman of the Board
Raymond Meyer
/s/ CLARK MICHAEL CRAWFORD	Director
Clark Michael Crawford
/s/ VINCENT CEBULA	Director
Vincent Cebula
/s/ DANIEL LUKAS	Director
Daniel Lukas
Director
Edward Philip Smoot
/s/ LARRY SCHWERIN	Director
Larry Schwerin