Form 10-Q
period 2007-04-01
CHEROKEE INTERNATIONAL CORP
filed 2007-06-08
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-50593

Cherokee International Corporation

(Exact name of Registrant as specified in its charter)

Delaware	95-4745032
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification Number)

2841 Dow Avenue Tustin, California	92780
(address of the principal executive offices)	(zip code)

Registrant’s telephone number, including area code (714) 544-6665

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC

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

As of May 31, 2007, 19,346,959 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)
(Unaudited)

	April 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,836	$8,881
Accounts receivable, net of allowance for doubtful accounts of $293 and $292 at April 1, 2007 and December 31, 2006, respectively	22,848	27,403
Inventories, net	32,424	29,991
Prepaid expenses and other current assets	2,434	2,503
Total current assets	68,542	68,778
Property and equipment, net	19,145	19,888
Deposits and other assets	1,433	1,376
Deferred financing costs, net of accumulated amortization of $396 and $364 at April 1, 2007 and December 31, 2006, respectively	184	216
Deferred income taxes-long-term portion	322	318
Goodwill	6,317	6,317
Assets held for sale	716	—
Total Assets	$96,659	$96,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,963	$13,944
Accrued liabilities	4,847	4,968
Accrued compensation and benefits	9,008	7,882
Accrued restructuring costs	595	879
Borrowings under revolving line of credit	1,297	—
Total current liabilities	28,710	27,673
Long-term debt	24,485	24,485
Long-term debt payable to affiliates	22,145	22,145
Total long-term debt	46,630	46,630
Other long-term liabilities	7,051	6,715
Total Liabilities	82,391	81,018

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,345,709 and 19,337,709 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	19	19
Paid-in capital	185,054	184,813
Accumulated deficit	(171,373)	(169,373)
Accumulated other comprehensive income	568	416
Total stockholders’ equity	14,268	15,875
Total Liabilities and Stockholders’ Equity	$96,659	$96,893

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net sales	$30,020	$36,097
Cost of sales	24,303	27,581
Gross profit	5,717	8,516
Operating expenses:
Engineering and development	2,642	2,320
Selling and marketing	1,864	1,313
General and administrative	3,137	3,004
Restructuring costs	193	—
Total operating expenses	7,836	6,637
Operating income (loss)	(2,119)	1,879
Interest expense	(685)	(697)
Other income, net	162	91
Income (loss) before income taxes	(2,642)	1,273
Provision (benefit) for income taxes	(620)	446
Net income (loss)	$(2,022)	$827
Net income (loss) per share:
Basic	$(0.10)	$0.04
Diluted	$(0.10)	$0.04
Weighted average shares outstanding:
Basic	19,341	19,260
Diluted	19,341	19,531

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

 (In Thousands)

 (Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net income (loss)	$(2,022)	$827
Other comprehensive income (loss):
Foreign currency translation adjustments	163	363
Comprehensive income (loss)	$(1,859)	$1,190

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,022)	$827
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	852	811
Amortization of deferred financing costs	32	32
Stock-based compensation	212	151
Net change in operating assets and liabilities:
Accounts receivable, net	4,685	(256)
Inventories, net	(2,342)	(2,491)
Prepaid expenses and other current assets	77	(665)
Deposits and other assets	(34)	(60)
Accounts payable	(1,046)	2,687
Accrued liabilities and restructuring costs	(1,066)	(887)
Accrued compensation and benefits	1,068	794
Accrued interest payable	622	589
Other long-term obligations	261	542
Net cash provided by operating activities	1,299	2,074
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(723)	(295)
Net cash used in investing activities	(723)	(295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	1,297	—
Net proceeds from exercises of stock options	29	—
Net cash provided by financing activities	1,326	—
Effect of exchange rate changes on cash	53	124
Net increase in cash and cash equivalents	1,955	1,903
Cash and cash equivalents, beginning of period	8,881	10,543
Cash and cash equivalents, end of period	$10,836	$12,446
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$8	$330
Cash paid during the period for income taxes	$142	$41
NON-CASH ITEMS
Additions to property and equipment	$—	$32

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

Results of operations for the quarters ended April 1, 2007 and April 2, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2007 (“fiscal 2007”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K (FileNo. 000-50593) filed on May 23, 2007.

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

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes:  (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010.  Stock based compensation costs expensed during the quarters ended April 1, 2007 and April 2, 2006, were $0.2 million each period.

All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to four years from the grant date and generally expire up to ten years after the grant date.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years. For options granted following the Company’s adoption of SFAS 123R, the expected life was increased to 6.25 years using the “simplified method” under SAB 107 (an expected term based on the mid-point between the vesting date and the end of the contractual term). The use of the simplified method is permitted through December 31, 2007. We will convert to company-specific experience on or before January 1, 2008. The options have a maximum contractual term of 10 years and generally vest pro-rata over four years.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

The following weighted-average assumptions were used to estimate the fair value of options granted during the quarters ended April 1, 2007 and April 2, 2006, using the Black-Scholes option pricing formula.

	Quarter Ended
	April 1, 2007	April 2, 2006
Dividend yield	0.0%	0.0%
Expected volatility	56.3%	46.7%
Risk free interest rate	4.65%	4.63%
Expected lives	5.0 - 6.25 years	5.0 - 6.25 years
Forfeiture rates	13.55% - 17.10%	4.10% - 21.91%

The following table summarizes the Company’s activities with respect to its stock option plans for the quarter ended April 1, 2007 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,297,054	$6.23	7.84	$671,221
Granted	10,000	$4.40	9.84	$12,400
Exercised	(8,000)	$3.54	8.47	$4,900
Forfeited	(58,900)	$6.50	7.76	$—
Outstanding at April 1, 2007	2,240,154	$6.23	7.58	$2,045,555
Vested and expected to vest in the future at April 1, 2007	2,040,252	$6.40	7.48	$1,684,601
Exercisable at April 1, 2007	1,321,301	$7.21	6.96	$477,095

Since its inception on February 16, 2004, a total of 400,000 shares of common stock have been reserved for issuance under the 2004 Employee Stock Purchase Plan (“ESPP”), subject to annual increases as described under Note 11 below. Under the terms of the ESPP, the Company’s U.S. employees, nearly all of whom are eligible to participate, can choose to have up to a maximum of 15% of their eligible annual base earnings withheld, subject to an annual maximum of $25,000 or 2,100 shares per offering period, to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing price at the beginning of each six-month offering period or at the end of each six-month offering period. The Company recognizes compensation cost for its ESPP under SFAS 123R.

In accordance with SFAS 148, and as required by SFAS 123R, the required pro forma disclosure, for options granted in periods prior to adoption of SFAS 123R, is shown below (in thousands except per share amounts):

	Quarter Ended
	April 1, 2007	April 2, 2006
Net income (loss), as reported	$(2,022)	$827
Stock-based employee compensation related to stock options included in net income (loss), as reported, net of tax	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards (under provisions of APB 25), net of tax (a)	(95)	(153)
Net income (loss)—pro forma	$(2,117)	$674
Net income (loss) per share, as reported:
Basic	$(0.10)	$0.04
Diluted	$(0.10)	$0.04
Pro forma net income (loss) per share:
Basic	$(0.11)	$0.03
Diluted	$(0.11)	$0.03

(a)             During 2007 and 2006, the Company accounted for stock-based compensation for options granted prior to February 25, 2004, the date of our initial public offering, to employees and directors using the intrinsic value method prescribed in APB 25 and adopted the disclosure-only alternative of SFAS 123, as amended by SFAS 148 for these options.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially, and subsequently, be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. In accordance with FIN 48, we recognized a cumulative-effect adjustment of less than $0.1 million to the opening balance of accumulated deficit. See Note 3, “Income Taxes,” for additional information.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in conjunction with other accounting pronouncements that require or permit fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 157 will have on the Company’s consolidated financial position and result of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS 159 on the consolidated financial statements.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for surplus and obsolescence (in thousands):

	April 1, 2007	December 31, 2006
Raw material	$20,891	$20,991
Work-in-process	4,039	4.034
Finished goods	7,494	4,966
Inventories, net	$32,424	$29,991

As of April 1, 2007 and December 31, 2006, the reserve for inventory surplus and obsolescence was $4.0 million and $4.4 million, respectively, including management’s assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive.

The following are two European Economic Community (“EEC”) directives that are having an effect on the entire electronics industry, including the Company:

(1)    Restriction of Hazardous Substances in Electrical and Electronic Equipment, more commonly known as RoHS. This European directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive became effective on July 1, 2006. The Company is actively working with its customers to ensure compliance, and began manufacturing compliant products in 2006.  The Company is focused on consuming all non-compliant material on-hand within a reasonable period.  However, the Company may have to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the Company. There is also a risk of fines associated with non-compliance with the RoHS directive; however, the Company is not aware of any specific potential fines, and the Company anticipates complying with all provisions of this legislation.

(2)    Waste Electrical and Electronic Equipment, also known as WEEE. This directive requires manufacturers and importers to properly recycle or dispose of such equipment at the end of its useful life. This directive became effective on August 13, 2005. The Company believes it has limited exposure to the WEEE directive because its products are usually installed into another user’s system, but this directive may be interpreted and enforced differently in the future. If so, the Company may face significant risk of fines and costs associated with non-compliance with the existing laws and regulations in the European Union. The Company is actively working with its customers to ensure compliance, and began manufacturing compliant products in 2005.

3.                 INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes . In accordance with SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carry-forwards to the extent they are realizable.  A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period.  A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.  As of December 31, 2006, deferred tax assets include $32.7 million relating to a tax basis step up from a re-capitalization transaction in 1999 and $24.2 million of net operating loss (“NOL”) carry-forwards.  The Company has recorded a valuation allowance against a significant portion of its deferred tax assets.

Provision (benefit) for income taxes for the quarter ended April 1, 2007 and the comparable period of April 2, 2006, were ($0.6) million benefit and $0.4 million expense, respectively.   The benefit for the quarter ended April 1, 2007 is lower by $1.1 million than the comparable period of April 2, 2006 due to operating losses generated in tax jurisdictions which were taxable in prior year.  Based on available evidence, management expects the benefit to be realized prior to year-end.

Provision (benefit) for income taxes for the quarter ended April 1, 2007 was calculated by estimating taxable income (loss) for certain tax jurisdictions using actual year to date operating results which represents the best estimate of the effective tax rate for the full fiscal year.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As a result of adoption, the Company recognized a cumulative effect adjustment of less than $0.1 million to the January 1, 2007 accumulated deficit balance.  At January 1, 2007, we had $1.8 million of gross unrecognized tax benefits, of which $0.6 million would reduce our effective tax rate if recognized.  Of the total unrecognized tax benefits at the adoption date, $1.2 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $1.2 million.  To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact our effective tax rate.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of April 1, 2007, we have approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

The tax years 1997 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company is currently under examination in India for certain years between 2000 and 2005 and the Netherlands from 2002 forward. The Company does not believe the amount of unrecognized tax benefits as of April 1, 2007 will significantly increase or decrease within the next twelve months.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

4.                 NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128, Earnings Per Share, basic income (loss) per share is based upon the weighted average number of common shares outstanding. For the quarters ended April 1, 2007 and April 2, 2006, options for shares of 2,240,154, and 1,975,551, respectively, of outstanding stock options were excluded from the calculation of diluted income (loss) per share as their exercise prices would render them anti-dilutive. For the quarter ended April 1, 2007, all of our outstanding stock options were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive due to the net loss for the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Quarter Ended
	April 1, 2007	April 2, 2006
Net income (loss)	$(2,022)	$827
Shares:
Weighted-average common shares outstanding—basic	19,341	19,260
Effect of dilutive securities:
Stock options	—	271
Weighted-average common shares outstanding—diluted	19,341	19,531
Net income (loss) per share:
Basic	$(0.10)	$0.04
Diluted	$(0.10)	$0.04

5.                 DEFERRED FINANCING COSTS

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.  These costs will be fully amortized by August 2008.

Net deferred financing costs are comprised of the following as of April 1, 2007 and December 31, 2006 (in thousands):

	April 1, 2007	December 31, 2006
Deferred financing costs	$580	$580
Accumulated amortization	(396)	(364)
Deferred financing costs, net	$184	$216

6.                 DEBT

Long-term debt consists of the following at April 1, 2007 and December 31, 2006 (in thousands):

	April 1, 2007	December 31, 2006
5.25% senior notes payable to third parties	$24,485	$24,485
5.25% senior notes payable to affiliates	22,145	22,145
Total long-term debt	$46,630	$46,630

As of April 1, 2007, all of the Company’s long-term debt is scheduled to be repaid in 2008.

Long-term debt includes the Company’s senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. As of April 1, 2007, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior secured notes due in 2008.

The Company’s primary line of credit is its senior revolving credit facility with General Electric Capital Corporation (the “Credit Facility”).  The Credit Facility provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.6 million at April 1, 2007. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios.  On April 2, 2007, we were out of compliance with the requirement to submit our annual audited financial statements to GE Capital Corporation, the agent under our revolving credit facility (the “Agent”), within 120 days of our fiscal year end. On May 10, 2007, we obtained a waiver of this default from the Agent, which extended the deadline for submitting our audited financial statements until August 31, 2007.  On May 23, 2007, we filed our Form 10-K with the SEC and forwarded our audited financial statements to the Agent on May 25, 2007.

Cherokee Europe maintains a working capital line of credit of approximately $4.1 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of April 1, 2007, Cherokee Europe had no outstanding borrowings under the line of credit and was in compliance with all covenants.

In January 2007, Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. The term ends January 29, 2008 but is cancelable at any time. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China, which was 6.55% at January 29, 2007 and 6.04% at March 20, 2007, based on dates amounts were borrowed. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. As of April 1, 2007, Cherokee China had $1.3 million of borrowings under the line of credit and was in compliance with all covenants.

7.                 OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following at April 1, 2007 and December 31, 2006 (in thousands):

	April 1, 2007	December 31, 2006
1999 Europe restructuring liabilities	$539	$486
2003 Europe restructuring liabilities	1,252	1,161
Long service award liabilities	823	795
Pension liability-SFAS 158	2,707	2,671
Deferred compensation	1,168	1,105
Advances for research & development	562	497
Total other long-term obligations	$7,051	$6,715

The Company has agreements with a local government agency in Belgium for funding in advances to Cherokee Europe for research and development expenses. These advances are expected to be repaid to the agency; either as a percentage of the revenues generated by the products developed or through a minimum fixed amount on an annual basis. These advances are interest free.

8.                 CUSTOMER CONCENTRATION

For the quarter ended April 1, 2007, no customer accounted for more than 10% of net sales. For the quarter ended April 2, 2006, one customer accounted for 15% of net sales, and no other customer accounted for more than 10%. At December 31, 2006 year end, no customer accounted for more than 10% of net sales. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of April 1, 2007 and December 31, 2006, respectively, no customer accounted for more than 10% of net accounts receivable.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of April 1, 2007 and December 31, 2006.

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

Other Matters

In the first quarter of 2006, we executed a mutual release agreement with a former business partner. The agreement released both parties from obligations arising from past transactions. As a result of this agreement, we made a one-time adjustment to reduce our selling and marketing expense by $0.4 million during the quarter ended April 2, 2006.

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

The subject payments, in the aggregate, amounted to approximately $40,000 in each of the years ended January 2, 2005 and January 1, 2006, and less than $10,000 in the year ended December 31, 2006. The Company retained outside counsel who conducted an internal investigation into these payments. In January 2007, the Company’s outside counsel met with the SEC to discuss the results of the internal investigation.  The Company considers this matter closed.

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

The impact of the planned closure was $0.2 million of severances and stay bonuses for the quarter ended April 1, 2007.  As of April 1, 2007, the cumulative costs for the closure of the Mexico Facility were $1.5 million ($1.3 million of which were recorded in 2006). This was made up of $0.9 million restructuring, $0.3 million asset impairment and $0.3 million additional excess and obsolescence reserve. The remaining accrued balance for severance and stay bonuses as of April 1, 2007 was $0.3 million. In addition, there was a $0.3 million of impairment charges to the carrying value of those assets determined to be impaired under the guidance of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and a $0.3 million charge to cost of sales to reserve for excess and obsolete inventory due to the potential decrease in future customer demand of product as a result of the restructuring and closure of the Mexico Facility.

Assets held for sale

The Company began actively searching for a buyer for the Mexico Facility building during the third quarter of 2006, however, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the related assets were not classified as assets held for sale in the condensed consolidated balance sheets prior to April 1, 2007, because the Company did not meet the criterion that “the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets”, due to our continued utilization of assets in our ongoing operations at our Mexico Facility.

The Company ceased operations in Mexico in March 2007, and reclassified the net book value of $0.7 million for the building and the related assets to assets held for sale on the condensed consolidated balance sheet as of April 1, 2007, in accordance with SFAS 144.  In addition depreciation of the assets related to this sale was suspended as of April 1, 2007.   There was no impairment charge to the related assets because the measurement value, the net book value, was lower than the fair value less cost to sell at April 1, 2007.

On February 22, 2007, Cherokee Electronica, S.A. de C.V. (“Cherokee Mexico”), a subsidiary of Cherokee International Corporation, a Delaware corporation, entered into a Purchase and Sale Agreement (the “Agreement”) with Inmobiliaria Hondarribia, S.A. de C.V. (the “Buyer”) for the sale of building. The Agreement provided that the Buyer pay Cherokee Mexico an aggregate purchase price of approximately US $1.2 million, of which a 15% deposit, approximately US $182,000, was paid on February 22, 2007.  On May 24, 2007, the sale of the building was completed, and the remaining 85% of the sales price was transferred into the Company’s bank account.  The Company also collected the value added tax on the building in addition to the sales price.  The net gain of the sale was approximately $0.4 million which will be recorded in the quarter ending July 1, 2007.

Asset Impairment Charges related to Other Assets

During the third quarter of 2006, the Company performed an impairment review in accordance with SFAS 144,  Accounting for the Impairment and Disposal of Long-Lived Assets, to determine whether any of its long-lived assets located at the Mexico Facility were impaired. The Company identified certain long-lived assets associated with the restructuring and closure of the Mexico Facility whose carrying value would not be recoverable from future cash flows and recorded an impairment charge of $0.3 million for these assets. These assets consisted of machinery and equipment, computer technology and equipment, and office furniture and equipment. The majority of these assets were written off because the Company considered them to have no market value. None of the impairment charges include cash components.

Restructuring Costs

In accordance with SFAS 146, employee severance, contract termination and other exit costs are recorded at their estimated fair value when they are incurred. Employee severance and stay bonus costs for the quarter ended April 1, 2007, were $0.2 million, which included a pro-rata portion from August 10, 2006, the communication date, through April 1, 2007, of an estimated amount of statutory required severance payments and management performance stay-on bonuses incurred for approximately 128 employees at the Mexico Facility.  The Company paid $0.3 million of severance and related expenses to those employees terminated during the quarter ended April 1, 2007, and expects to pay the remainder of severance and related costs to the remaining employees to be terminated during the second quarter of 2007.  All severance charges will be settled with cash.

A summary of the restructuring costs and reserve activity during the quarter ended April 1, 2007 is as follows (in thousands):

	Restructuring			Restructuring
	Liabilities at	Restructuring		Liabilities at
	December 31, 2006	Charges	Cash Paid	April 1, 2007
Severance and bonuses	$429	$193	$(275)	$347
Total Restructuring Costs	$429	$193	$(275)	$347

A summary of the restructuring costs recorded during the quarter ended April 1, 2007 is as follows (in thousands):

Quarter Ended
April 1, 2007
Severance and bonuses	$193
Total Restructuring Costs	$193

11.          STOCK AND DEFERRED COMPENSATION PLANS

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of April 1, 2007, the Company had granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of 800,000 shares of common stock. The 2004 Plan also provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of April 1, 2007, a total of 1,948,070 shares of the Company’s common stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of April 1, 2007, the Company had granted options to purchase 1,593,989 shares of common stock under the 2004 Plan, which included 245,589 options issued as partial compensation to non-employee directors.  In addition, 8,000 shares were issued through the exercise of outstanding vested options during the quarter ended April 1, 2007, and the Company granted a total of 10,000 options to purchase shares of common stock under the 2004 Plan during the quarter ended April 1, 2007. The aggregate fair value of these options granted during the quarter ended April 1, 2007 was $26,000, which will be amortized as stock compensation costs over 6.25 years.

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of April 1, 2007, a total of 978,035 shares of common stock were reserved for issuance under the plan. The

ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously issued under the ESPP. As of April 1, 2007, a total of 150,168 shares of common stock had been issued under the ESPP.

Deferred Compensation Plans

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses, and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credit, if any, vests in full no later than after 3 years.

As of April 1, 2007, the Company has recorded a liability of $1.2 million, for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions during the quarter ended April 1, 2007 and the prior years.

12.          RETIREMENT PLANS

Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan for the quarter ended April 1, 2007 and April 2, 2006, respectively  (in thousands):

	Three Months Ended	Three Months Ended
Components of Net Periodic Benefit Cost	April 1, 2007	April 2, 2006
Service cost	$88	$44
Interest cost	103	58
Expected return on plan assets	(57)	(31)
Net periodic benefit cost	$134	$71

13.          SUBSEQUENT EVENTS

Mexico Facility – Completion of the Sale of the Building

On February 22, 2007, Cherokee Electronica, S.A. de C.V. (“Cherokee Mexico”), a subsidiary of Cherokee International Corporation, a Delaware corporation (the “Company”), entered into a Purchase and Sale Agreement (the “Agreement”) with Inmobiliaria Hondarribia, S.A. de C.V. (the “Buyer”) for the sale of Cherokee Mexico’s 35,000-foot manufacturing facility in Guadalajara, Mexico. The Agreement provided that the Buyer pay Cherokee Mexico an aggregate purchase price of approximately US $1.2 million of which a 15% deposit, approximately US $182,000, was paid on February 22, 2007.  On May 24, 2007, the sale of the building was completed, and the remaining 85% of the sales price was transferred into the Company’s bank account.

The Company also collected the value added tax on the building in addition to the sales price.  The net gain of the sale was approximately $0.4 million which will be recorded in the quarter ending July 1, 2007.

Item 2.   MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations about future events. When used in this Quarterly Report, the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations. However, these statements are subject to a number of risks and uncertainties affecting our business. You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors, which include, but are not limited to:  (1) the potential delisting of the Company’s common stock from the Nasdaq Global Market, (2) changes in general economic and business conditions, domestically and internationally, (3) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (4) the Company’s inability to realize expected cost savings by shifting production to its Shanghai facility, (5) changes in the Company’s sales mix to lower margin products, (6) increased competition in the Company’s industry, (7) disruptions of the Company’s established supply channels, (8) the Company’s level of debt and restrictions imposed by its debt agreements, and (9) the additional risk factors in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K (Commission File No. 000-50593).  Except as required by law, the Company undertakes no obligation to update any forward-looking statements, even though the Company’s situation may change in the future.

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

We generate all of our sales in four market sectors, datacom, telecom, industrial, and medical. For the quarter ended April 1, 2007, our revenues by market sector consisted of 43% datacom, 31% telecom, and 26% industrial, medical and other.

During the first quarter of 2007, we experienced seasonality and a general slow down in our end markets.  Datacom was down 26%, industrial and medical were down 21%, and telecom was down 8% from the fourth quarter of 2006.  The Company did not lose any customer programs during the quarter.  The decrease is a reflection of weakened end user demand.  We experienced slower demand approximately mid-way through the first quarter of 2007.

Basis of Reporting

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could have a material effect on our reported amounts of revenue, expenses, assets and liabilities. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. As of April 1, 2007 and December 31, 2006, our top ten customers accounted for approximately 50% and 41% of our accounts receivables, respectively.

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company’s effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions management uses to estimate the annual effective tax rate including mix of pre-tax earnings in the various tax jurisdictions in which it operates.

The Company adopted the provisions of FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 3, “Provision for Income Taxes” in Notes to Unaudited Condensed Consolidated Financials Statements for additional information regarding the impact of adoption.

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

Stock-Based Compensation

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 1, 2007 COMPARED TO THE QUARTER ENDED APRIL 2, 2006

NET SALES

Net sales decreased by approximately 16.8%, or $6.1 million, to $30.0 million for the quarter ended April 1, 2007 from $36.1 million for the quarter ended April 2, 2006. During the quarter ended April 2, 2006, net sales included $5.5 million of telecom sales from one of our largest customers, compared to no sales to them during the quarter ended April 1, 2007 due to their decrease in demand.

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

GROSS PROFIT

Gross profit decreased by approximately 32.9%, or $2.8 million, to $5.7 million for the quarter ended April 1, 2007 from $8.5 million for the quarter ended April 2, 2006. Gross margin for the quarter ended April 1, 2007 decreased to 19.0% from 23.6% in the prior year period.

For the quarter ended April 1, 2007, approximately $2.3 million decrease in gross profits was related to lower sales, $0.3 million was related to production transition costs in the factory overhead area caused by running dual operations in Mexico and China, and $0.2 million was from the under absorption of our total fixed overhead costs due to lower sales volumes.

OPERATING EXPENSES

Operating expenses for the quarter ended April 1, 2007 increased by approximately 18.1%, or $1.2 million, to $7.8 million from $6.6 million for the quarter ended April 2, 2006. As a percentage of net sales, operating expenses increased to 26.1% from 18.4% in the prior year period.

Selling and marketing expense increased by $0.6 million, of which $0.2 million is related to an increase in marketing and advertising expense. In the first quarter of 2006, we executed a mutual release agreement with a former business partner. The agreement released both parties from obligations arising from past transactions. As a result of this agreement, we made a one-time adjustment to reduce our selling and marketing expense by $0.4 million during the quarter ended April 2, 2006.

During the third quarter of 2006, the Company announced the planned closure of its Mexico Facility.  The Company incurred $0.2 million of operating costs related to severance and facility closure costs during the quarter ended April 1, 2007 that did not occur in the comparable period from 2006. In addition, we incurred $0.2 million of redundant selling, general and administrative costs during the quarter ended April 1, 2007, related to the closure of the Mexico Facility. We also incurred approximately $0.2 million of professional fees, and out of pocket related costs from additional work required to file our 2006 Form 10-K during the quarter, compared to none during the quarter ended April 2, 2006.

Engineering and development costs increased by $0.3 million related to the increase in headcount to support our increase in new product research and development.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating income decreased $4.0 million to a loss of ($2.1) million for the quarter ended April 1, 2007, from income of $1.9 million for the quarter ended April 2, 2006. Operating margin decreased to a loss of 7.1% from income of 5.2% in the prior year period.

INTEREST EXPENSE

Interest expense for both quarters ended April 1, 2007, and April 2, 2006 was $0.7 million..  The interest expense is primarily related to payments for the $46.6 million of senior notes bearing interest at 5.25% annually.

INCOME TAXES

Provision (benefit) for income taxes for the quarter ended April 1, 2007 and the comparable period of April 2, 2006, was a ($0.6) million benefit and a $0.4 million expense, respectively. The benefit for the quarter ended April 1, 2007 is lower by $1.1 million than the comparable period of April 2, 2006 due to operating losses generated in tax jurisdictions which were taxable in the prior year.  Based on available evidence, management expects the benefit to be realized prior to year-end.

Provision (benefit) for income taxes for the quarter ended April 1, 2007 was calculated by estimating taxable income (loss) for certain tax jurisdictions using actual year to date operating results which represents the best estimate of the effective tax rate for the full fiscal year.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $2.0 million for the quarter ended April 1, 2007, compared to $0.8 million of net income for the quarter ended April 2, 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

FOR THE QUARTER ENDED APRIL 1, 2007 COMPARED TO THE QUARTER ENDED APRIL 2, 2006

Net cash provided by operating activities for the quarter ended April 1, 2007, was $1.3 million, compared to net cash provided by operating activities of $2.1 million for the quarter ended April 2, 2006.

Net cash provided by operating activities for the quarter ended April 1, 2007 reflected a net loss of ($2.0) million which was primarily a result of our lower revenue, a $2.3 million increase in inventory, a $1.0 million decrease in accounts payable and a $1.1 million decrease in accrued liabilities and restructuring.  This was offset by $0.9 million in depreciation and amortization, $0.2 million of stock-based compensation related to SFAS 123R, a $4.7 million decrease in accounts receivable, a $1.1 million increase in accrued compensation, a $0.6 million increase in accrued interest payable and a $0.3 million increase in other long-term obligations.

Net cash provided by operating activities was $2.1 million for the quarter ended April 2, 2006.  Net cash provided by operating activities for the quarter ended April 2, 2006 reflected the positive effect of $0.8 million in net income, $0.8 million of depreciation and amortization, $0.2 million of stock-based compensation related to SFAS 123R, an increase in accounts payable of $2.7 million, a $0.8 million increase in accrued compensation and benefits, a $0.6 million increase in accrued interest payable, and a $0.5 million increase in other long-term obligations. These amounts were partially offset by a $0.3 million increase in accounts receivable, a $2.5 million increase in inventories, a $0.7 million increase in prepaid expenses and other current assets, a $0.1 million increase in deposits and other assets, and a $0.9 million decrease in accrued liabilities and restructuring costs.

Net cash used in investing activities for the quarter ended April 1, 2007 was $0.7 million, which was primarily related to capital expenditures for our China facility. Net cash used in investing activities for the quarter ended April 2, 2006 was $0.3 million related to capital expenditures.

Net cash provided by financing activities was $1.3 million for the quarter ended April 1, 2007, compared to no financing activities for the quarter ended April 2, 2006. In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC.  Pursuant to the loan contract, ICBC will advance up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line is collateralized by the Company’s building in Shanghai, China. In the first quarter of 2007, Cherokee China borrowed $1.3 million under this credit facility to support working capital requirements as our China subsidiary builds inventory and incur value-added tax on local purchases.

LIQUIDITY

We expect our liquidity requirements will be primarily for working capital and capital expenditures. As of April 1, 2007, we had cash and cash equivalents of $10.8 million, working capital of $39.8 million, no outstanding borrowings under our main revolving credit facility and borrowing base availability of $13.6 million under the same facility.  The Company also experienced an increase in inventory of $2.4 million since the year ended December 31, 2006.  The primary reason for the increase is related to finished goods inventory shipped to third-party warehouse locations. Revenues from these sales will be recognized upon shipment from the third-party warehouse location to the customers, when title has passed.  Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Besides our credit line in the United States, Cherokee Europe also maintains a working capital line of credit of approximately $4.1 million with Bank Brussels Lambert, a subsidiary of INGBelgie NV, a bank in Brussels, which is denominated in Euros, and is collateralized by a pledge in first and second rank over a specific amount of business assets. The facility requires Cherokee Europe to maintain a certain solvency ratio and is cancelable at any time. As of April 1, 2007, we had no outstanding borrowings under the facility.

In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC. Pursuant to the contract, ICBC will advance up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line is collateralized by the Company’s building in Shanghai, China. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China. This facility is intended for working capital requirements in China, especially as our China subsidiary builds inventory for export to the United States and Europe and incur value-added tax on local purchases that can only be recovered through in-country sales of our product.  As of April 1, 2007, Cherokee China had $1.3 million of borrowings under this line of credit.

We believe these amounts, together with cash flow from operations and our credit lines in the United States, Europe and China, are sufficient to meet our cash requirements for at least the next twelve months.

The prior two years, 2006 and 2005, were unusual in that we financed the building, capital expenditures and start-up working capital requirements of our new Shanghai facility entirely from internally generated cash. Our ongoing current and future liquidity needs primarily arise from working capital requirements and capital expenditures that have now returned to comparable historical levels as we have completed the construction of our plant in China. Our historical capital expenditures have primarily resulted from investments in equipment to increase or replace manufacturing capacity and to improve manufacturing efficiencies.

For 2007, we expect global capital expenditures to be approximately $2.9 million, which will relate primarily to our investments in manufacturing equipment at our facilities of which $1.7 million will be for our China facility.

Our required capital investment in China is decreasing rapidly. In 2006 our China facility required $3.0 million, or almost twice what we expect to spend in 2007. In 2005, starting our China facility required $5.5 million, or over three times the anticipated spending for 2007.

As of April 1, 2007, we had approximately $46.6 million of senior notes bearing an annual interest rate of 5.25%, payable semi-annually.  These notes become due on November 1, 2008.  Our plan for 2007 through 2009 projects that we will have adequate cash flow to support refinancing these notes at current market rates.  Based on preliminary discussions with third parties, management is optimistic that several viable solutions will be available to the Company for satisfying this obligation on or before its stated maturity date.

Contractual Obligations

As of April 1, 2007, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no outstanding borrowings under our revolving credit facility. We are required to make semi-annual interest payments to holders of the senior notes.

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

The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of April 1, 2007 are as follows (in thousands):

Contractual Obligations	April 2, 2007 to December 30, 2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$46,630	$—	$—	$—	$—	$46,630
Operating leases	1,218	1,634	592	30	20	112	3,606
Purchase order commitments	16,686	—	—	—	—	—	16,686
1999 Europe restructuring	139	152	299	53	—	—	643
2003 Europe restructuring	191	238	232	214	175	346	1,396
Long service award	13	50	97	187	20	465	832
Deferred compensation	—	—	—	—	—	1,168	1,168
Advances for research and development	101	59	55	55	55	337	662
Severances and bonuses related to Mexico facility closure	347	—	—	—	—	—	347
Total	$18,695	$48,763	$1,275	$539	$270	$2,428	$71,970

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

The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivables and inventory, which was $13.6 million at April 1, 2007. We plan to use funds available under the Credit Facility to finance working capital and other cash requirements as needed. The Credit Facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the Credit Facility in respect of the average daily balance of the unused loan commitment at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

Cherokee Europe maintains a working capital line of credit of approximately $4.1 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. As of April 1, 2007, Cherokee Europe had no outstanding borrowings under the line of credit.

Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit during January 2007. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. The term ends January 29, 2008 but is cancelable at any time. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. As of April 1, 2007, Cherokee China had $1.3 million of borrowings under this line of credit.

As of April 1, 2007, we were in compliance with all of the covenants set forth in the principal agreements governing our debt, except for the submittal of our annual audited financial statements to the Credit Facility within 120 days of our fiscal year end. On April 2, 2007, we were out of compliance with the requirement to submit our annual audited financial statements to the Agent, within 120 days of our fiscal year end. On May 10, 2007 we obtained a waiver of this default from the Agent, which extended the deadline for submitting our audited financial statements until August 31, 2007.  On May 23, 2007 we filed our Form 10-K with the SEC and forwarded our audited financial statements to the Agent on May 25, 2007.

Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at April 1, 2007 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled “Recent Accounting Pronouncements” contained in “Note 2 of the Notes to Condensed Consolidated Financial Statements” under “Item 1. Financial Statements.”

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at April 1, 2007.

We had no variable rate debt outstanding at April 1, 2007. However, any debt we incur under the Credit Facility and the Cherokee Europe line of credit will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both transacted in Euros, thereby reducing the risk of foreign currency fluctuation on our European operations. The effect of foreign currency exchange rate fluctuations on our operating results as of and for the quarter ended April 1, 2007, was not material. Historically, we have not actively engaged in exchange rate-hedging activities.

Item 4.   CONTROL AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

As of April 1, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. Based upon this evaluation and due to material weaknesses existing in our internal controls as of December  31, 2006 (described below), which have not been fully remediated as of April 1, 2007 we have concluded that, as of April 1, 2007, our disclosure controls and procedures were ineffective.

(b)    Changes in Internal Control over Financial Reporting

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As reported in Item 9A of our Annual Report on Form 10-K (for the year ended December 31, 2006) filed with the Securities and Exchange Commission on May 23, 2007, we disclosed various material weaknesses in our internal controls over our financial reporting.  The following is an update on the progress of our remediation’s efforts:

Architecture of Company’s IT systems does not presently support the financial reporting requirements of the Company’s International operations.

Our subsidiaries in India and China (and our former subsidiary in Mexico) all maintain disparate financial accounting systems that do not interface with the Company’s primary ERP system, resulting in duplicate accounting entries on multiple systems. This causes a protracted reporting cycle with insufficient or untimely oversight from corporate headquarters of transactional details at our international sites. Site level financial statements are delivered on spreadsheets to the corporate office for consolidation.

Our European operation has its own separate ERP system that is integrated into the local accounting system; however this system does not automatically interface financially with our corporate headquarters. Therefore, financial results are also delivered to our corporate office by means of spreadsheets, and the corporate office also has insufficient visibility to transactional details.

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

The Company will perform a comprehensive assessment of its current IT architecture and projected IT requirements to develop a new IT strategy. Presently the Company believes the existing corporate ERP system can be tailored for use as the mechanism to automate report and consolidate our foreign subsidiary trial balance results. We have already started writing web based interfaces for the existing ERP and local accounting systems in China. We need to examine and decide what IT solutions will be required for our other locations The Company will have to evaluate and decide how to supplement these technical IT solutions with additional staffing and improved internal procedures.

The methodology and support for valuing and capitalizing inventory costs, and determining inventory reserves

Historically, the Company has never required tracking direct labor on an individual product basis. The Company’s historical method for capitalizing labor and overhead did not reflect fundamental changes in the business resulting from the diversion of manufacturing to Mexico and India to take advantage of reduced labor cost.

Also, the methodology, assumptions and support for determining inventory reserves, specifically surplus and obsolescence, needs to be enhanced. This weakness also appeared in our 2004 report. Finally, during the Company’s year-end physical inventory in India the Company determined that cost of sales was being improperly valued.

We have since corrected the improper valuation of cost of sales in India.

We have also corrected the calculation for capitalizing inventory. This calculation is now subject to direct financial management oversight. In addition, we are establishing standardized labor by model to support capitalization of labor to finished goods. The methodology and support for maintaining our inventory reserves, specifically surplus and obsolescence, has been under review and needs to be implemented. The corporate office has also taken the additional step of using the ERP system information to verify monthly cost of sales in both India and China.

Segregation of duties

The lack of an integrated financial reporting system creates the need for significant manual intervention and staffing to prepare spreadsheets, create eliminating entries, and make tax adjustments and U.S. GAAP adjustments and for other matters. In order to accomplish all these and other manual tasks with existing corporate personnel, segregation of duties is not always considered. In certain instances, the person performing the consolidation also prepared and recorded journal entries, an inadequate segregation of duties. The Company will evaluate the financial reporting and consolidation process to identify areas where segregation of duties needs improvement.

We intend to resolve these issues through procedural changes, staffing and/or additional oversight.

Oversight and monitoring controls

Our remote locations, other than Europe, have one local controller with little more than clerical support to maintain the local accounting system, transport information from our ERP system to their local books, report financial statements to our headquarters in the U.S. and perform routine functions like account reconciliations. Our controllers in Mexico and India have not been performing normal accounts payable reconciliations, recording in-transit inventory or correctly calculating cost of sales.

We have identified and have performed or are working on the following remediation’s to resolve the weakness in oversight and monitoring controls over international financial reporting:

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

•       The Company also has a new director of internal audit, a new corporate controller, and a new IT manager.

•       Enhanced oversight of the normal closing process needs to be planned and any additional staffing changes, training or additions made.

•       Our Mexico facility is now closed and the sale of building has been completed. Employees have been dismissed or are in the process of being severed.

•       A plan for monitoring and training and auditing our subsidiary controllers will be developed with the audit committee.

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

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our April 1, 2007 quarter-end that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The subject payments, in the aggregate, amount to approximately $40,000 in 2004 and 2005, and less than $10,000 in 2006. The Company retained outside counsel who conducted an internal investigation into these payments.  In January 2007, the Company’s outside counsel met with the SEC to discuss the results of the internal investigation.  The Company considers this matter closed.

During the quarter ended April 1, 2007, we were not a party to any material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 6.   EXHIBITS

EXHIBIT INDEX

Exhibits have heretofore been filed with the SEC and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation.(1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation.(1)
4.1	Specimen certificate for shares of common stock, par value $0.001 per share.(3)
4.2	Indenture, dated as of November 27, 2002, between Cherokee International Corporation, as issuer, and U.S. Bank, N.A., as trustee, relating to the 5.25% Senior Notes due 2008.(2)
4.3	Form of 5.25% Senior Notes due 2008.(2)
10.1	China Loan Contract, dated January 18, 2007, by and between Cherokee International (China) Power Supply Ltd. and Industrial and Commercial Bank of China Limited Shanghai branch Fengxian sub-branch.
10.2

China Maximum Pledge Contract, dated January 18, 2007, by and between Cherokee International (China) Power Supply Ltd. and Industrial and Commercial Bank of China Limited Shanghai branch Fengxian sub-branch.

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

CHEROKEE INTERNATIONAL CORPORATION

Date: June 8, 2007	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President, Chief Executive Officer, and Director
Date: June 8, 2007	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President, Chief Financial Officer, and Secretary