Form 10-Q
period 2007-07-01
CHEROKEE INTERNATIONAL CORP
filed 2007-08-14
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of July 31, 2007, 19,412,355 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)
(Unaudited)

	July 1, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,624	$8,881
Accounts receivable, net of allowance for doubtful accounts of $275 and $292 at July 1, 2007 and December 31, 2006, respectively	23,672	27,403
Inventories, net	33,398	29,991
Prepaid expenses and other current assets	1,872	2,503
Total current assets	65,566	68,778
Property and equipment, net	19,184	19,888
Deposits and other assets	1,406	1,376
Deferred financing costs, net of accumulated amortization of $429 and $364 at July 1, 2007 and December 31, 2006, respectively	151	216
Deferred income taxes-long-term portion	325	318
Goodwill	6,317	6,317
Total Assets	$92,949	$96,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,414	$13,944
Accrued liabilities	2,975	4,968
Accrued compensation and benefits	7,111	7,882
Accrued restructuring costs	463	879
Borrowings under revolving line of credit	1,307	—
Total current liabilities	26,270	27,673
Long-term debt	24,485	24,485
Long-term debt payable to affiliates	22,145	22,145
Total long-term debt	46,630	46,630
Other long-term liabilities	6,987	6,715
Total Liabilities	79,887	81,018

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,411,105 and 19,337,709 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	19	19
Paid-in capital	185,373	184,813
Accumulated deficit	(173,025)	(169,373)
Accumulated other comprehensive income	695	416
Total stockholders’ equity	13,062	15,875
Total Liabilities and Stockholders’ Equity	$92,949	$96,893

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$29,574	$38,314	$59,594	$74,411
Cost of sales	24,023	30,179	48,326	57,760
Gross profit	5,551	8,135	11,268	16,651
Operating expenses:
Engineering and development	2,837	2,323	5,479	4,643
Selling and marketing	1,873	1,708	3,737	3,021
General and administrative	3,380	3,060	6,517	6,064
Restructuring costs	(38)	—	155	—
Total operating expenses	8,052	7,091	15,888	13,728
Operating income (loss)	(2,501)	1,044	(4,620)	2,923
Interest expense	(692)	(657)	(1,377)	(1,354)
Gain on sale of Mexico Facility building	430	—	430	—
Other income, net	152	101	314	192
Income (loss) before income taxes	(2,611)	488	(5,253)	1,761
Provision (benefit) for income taxes	(958)	136	(1,578)	582
Net income (loss)	$(1,653)	$352	$(3,675)	$1,179
Net income (loss) per share:
Basic	$(0.09)	$0.02	$(0.19)	$0.06
Diluted	$(0.09)	$0.02	$(0.19)	$0.06
Weighted average shares outstanding:
Basic	19,359	19,292	19,350	19,276
Diluted	19,359	19,372	19,350	19,324

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

 (In Thousands)

 (Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss)	$(1,653)	$352	$(3,675)	$1,179
Other comprehensive income:
Foreign currency translation adjustments	135	791	298	1,154
Comprehensive income (loss)	$(1,518)	$1,143	$(3,377)	$2,333

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,675)	$1,179
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,610	1,584
Gain on sale of property and equipment	(430)	—
Amortization of deferred financing costs	65	65
Stock-based compensation	341	324
Net change in operating assets and liabilities:
Accounts receivable, net	3,968	683
Inventories, net	(3,241)	(2,621)
Prepaid expenses and other current assets	647	(1,011)
Deposits and other assets	(7)	8
Accounts payable	338	2,004
Accrued liabilities and restructuring costs	(2,492)	(652)
Accrued compensation and benefits	(876)	1,016
Accrued interest payable	12	(110)
Other long-term obligations	136	515
Net cash (used in) provided by operating activities	(3,604)	2,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,505)	(1,102)
Proceeds from sale of property and equipment	1,229	—
Net cash used in investing activities	(276)	(1,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	1,307	—
Net proceeds from employee stock purchases and the exercise of stock options	219	82
Net cash provided by financing activities	1,526	82
Effect of exchange rate changes on cash and cash equivalents	97	416
Net increase (decrease) in cash and cash equivalents	(2,257)	2,380
Cash and cash equivalents, beginning of period	8,881	10,543
Cash and cash equivalents, end of period	$6,624	$12,923
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$1,278	$1,248
Cash paid during the period for income taxes	$198	$158

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

Results of operations for the three months and six months ended July 1, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2007 (“fiscal 2007”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K (File No. 000-50593) filed on May 23, 2007.

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

The Company currently uses the Black-Scholes standard option-pricing model to measure the fair value of stock options granted to employees and non-employees. While SFAS 123R permits the Company to continue to use such a model, the standard also permits the use of a “lattice” model. The Company is continuing to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.

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

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes:  (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the “modified prospective” method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010.  Stock based compensation costs expensed during the quarters ended July 1, 2007 and July 2, 2006, were $0.1 million and $0.2 million, respectively.  During the six months ended July 1, 2007 and July 2, 2006 the costs recorded were $0.3 million for each period.

All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over four years from the grant date with certain limited exceptions and subject to accelerated vesting in the event of a change in control of the company, and expire up to ten years after the grant date.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years. For options granted following the Company’s adoption of SFAS 123R, the expected life was increased to 6.25 years using the “simplified method” under SAB 107 (an expected term based on the mid-point between the vesting date and the end of the contractual term). The use of the simplified method is permitted through December 31, 2007. We will convert to company-specific experience on or before January 1, 2008. The options have a maximum contractual term of 10 years and generally vest as to 25% of the underlying stock on each anniversary of the date of grant, subject to accelerated vesting in the event of a change in control of the Company.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

The following weighted-average assumptions were used to estimate the fair value of options granted during the three and six-month periods ended July 1, 2007 and July 2, 2006, using the Black-Scholes option pricing formula:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	54.8%	58.8%	54.8%	58.8%
Risk free interest rate	5.03%	4.83%	5.02%	4.83%
Expected lives	6.25 years	6.25 years	6.25 years	6.25 years
Forfeiture rates	12.58% - 21.71%	4.1% - 21.91%	12.58% - 21.71%	4.1% - 21.91%

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended July 1, 2007 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,297,054	$6.23	7.84	$671,221
Granted	655,500	$4.95	9.97	$9,800
Exercised	(26,250)	$3.17	8.31	$19,700
Forfeited	(149,247)	$5.48	7.63	$—
Outstanding at July 1, 2007	2,777,057	$6.00	7.92	$1,310,737
Vested and expected to vest in the future at July 1, 2007	2,390,841	$6.21	7.69	$1,097,814
Exercisable at July 1, 2007	1,319,900	$7.21	6.71	$330,331

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

In accordance with SFAS 148, and as required by SFAS 123R, the required pro forma disclosure, for options granted in periods prior to adoption of SFAS 123R, is shown below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss), as reported	$(1,653)	$352	$(3,675)	$1,179
Stock-based employee compensation related to stock options included in net income (loss), as reported, net of tax	—	—	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards (under provisions of APB 25), net of tax (a)	(87)	(152)	(182)	(305)
Net income (loss)—pro forma	$(1,740)	$200	$(3,857)	$874
Net income (loss) per share, as reported:
Basic	$(0.09)	$0.02	$(0.19)	$0.06
Diluted	$(0.09)	$0.02	$(0.19)	$0.06
Pro forma net income (loss) per share:
Basic	$(0.09)	$0.01	$(0.20)	$0.04
Diluted	$(0.09)	$0.01	$(0.20)	$0.04

(a)    During 2007 and 2006, the Company accounted for stock-based compensation for options granted prior to February 25, 2004, the date of our initial public offering, to employees and directors using the intrinsic value method prescribed in APB 25 and adopted the disclosure-only alternative of SFAS 123, as amended by SFAS 148 for these options.

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro. The functional currency of the Company’s operating subsidiaries in Mexico (Cherokee Electronica, S.A. de C.V., or “Cherokee Mexico”), in India (Cherokee India Pvt. Ltd., or “Cherokee India” and Powertel India Pvt. Ltd., “Cherokee Powertel”), and in China (Cherokee International (China) Power Supply Co. Ltd, or “Cherokee China”) is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars.  Translation adjustments, as well as the income tax effect of currency gains or losses on certain intercompany loans, related to Cherokee Europe are reflected as a component of comprehensive income (loss) and included in stockholders’ equity as accumulated other comprehensive income (loss).

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially, and subsequently, be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. In accordance with the adoption of FIN 48 on January 1, 2007, we recognized a cumulative-effect adjustment of less than $0.1 million to the opening balance of accumulated deficit. See Note 3, “Income Taxes,” for additional information.

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

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for surplus and obsolescence (in thousands):

	July 1, 2007	December 31, 2006
Raw material	$20,435	$20,991
Work-in-process	3,864	4,034
Finished goods	9,099	4,966
Inventories, net	$33,398	$29,991

As of July 1, 2007 and December 31, 2006, the reserve for inventory surplus and obsolescence was $3.4 million and $4.4 million, respectively, including management’s assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive.

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

Provision (benefit) for income taxes for the three months ended July 1, 2007 and the comparable period of July 2, 2006, were a $1.0 million benefit and a $0.1 million expense, respectively.   Provision for income taxes for the six months ended July 1, 2007 and the comparable period of July 2, 2006, were a $1.6 million benefit and a $0.6 million expense, respectively.  The benefit for the six months ended July 1, 2007 is higher by $2.2 million than the comparable period of July 2, 2006 due to operating losses generated in tax jurisdictions which were taxable in prior year.  Based on available evidence, management expects the benefit to be realized during 2007 or recognized as a deferred tax asset at year-end.

Provision (benefit) for income taxes for the three and six months ended July 1, 2007 was calculated by estimating taxable income (loss) for certain tax jurisdictions using actual year to date operating results which represents the best estimate of the effective tax rate for the full fiscal year.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As a result of adoption, the Company recognized a cumulative effect adjustment of less than $0.1 million to the January 1, 2007 accumulated deficit balance.  At January 1, 2007, we had $1.8 million of gross unrecognized tax benefits, of which $0.6 million would reduce our effective tax rate if recognized.  Of the total unrecognized tax benefits at the adoption date, $1.2 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $1.2 million.  To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact our effective tax rate.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of July 1, 2007, we have approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

The tax years 1997 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company is currently under examination in India for certain years between 2000 and 2005 and during the current quarter effectively settled the Netherlands examination of years 2002 through 2006. As a result of the Netherlands settlement, the Company reduced the liability for unrecognized tax benefits by $0.3 million during the current quarter.  The Company does not believe the amount of unrecognized tax benefits as of July 1, 2007 will significantly increase or decrease within the next twelve months.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

4.      NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128, Earnings Per Share, basic income (loss) per share is based upon the weighted average number of common shares outstanding. For the three months ended July 1, 2007 and July 2, 2006, options for shares of 2,777,057, and 2,241,000, respectively, of outstanding stock options were excluded from the calculation of diluted income (loss) per share as their exercise prices would render them anti-dilutive.  For the three months and six months ended July 1, 2007, all of our outstanding stock options were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive due to the net loss for the periods. For the six months ended July 1, 2007 and July 2, 2006, options for shares of 2,777,057, and 2,272,000, respectively, of outstanding stock options were excluded from the calculation of diluted income (loss) per share.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss)	$(1,653)	$352	$(3,675)	$1,179
Shares:
Weighted-average common shares outstanding—basic	19,359	19,292	19,350	19,276
Effect of dilutive securities:
Stock options	—	80	—	48
Weighted-average common shares outstanding—diluted	19,359	19,372	19,350	19,324
Net income (loss) per share:
Basic	$(0.09)	$0.02	$(0.19)	$0.06
Diluted	$(0.09)	$0.02	$(0.19)	$0.06

5.      DEFERRED FINANCING COSTS

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.  These costs will be fully amortized by August 2008.

Net deferred financing costs are comprised of the following as of July 1, 2007 and December 31, 2006 (in thousands):

	July 1, 2007	December 31, 2006
Deferred financing costs	$580	$580
Accumulated amortization	(429)	(364)
Deferred financing costs, net	$151	$216

6.      DEBT

Long-term debt consists of the following at July 1, 2007 and December 31, 2006 (in thousands):

	July 1, 2007	December 31, 2006
5.25% senior notes payable to third parties	$24,485	$24,485
5.25% senior notes payable to affiliates	22,145	22,145
Total long-term debt	$46,630	$46,630

As of July 1, 2007, all of the Company’s long-term debt is scheduled to be repaid in 2008.

Long-term debt includes the Company’s senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. As of July 1, 2007, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior secured notes due in 2008.

The Company’s primary line of credit is its senior revolving credit facility with General Electric Capital Corporation (the “Credit Facility”).  The Credit Facility provides for borrowings of up to $20.0 million that are subject to a borrowing base comprised of eligible accounts receivable and inventory, which was $13.8 million at July 1, 2007. There is a trailing twelve month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenant which limits our borrowing to the lower of the borrowing base or two times our EBITDA as defined by the credit agreement. As of July 1, 2007 this covenant limited our borrowing under the agreement to $1.2 million. The Credit Facility matures in August 2008 and borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 0.5% per annum. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains restrictive covenants requiring the Company to, among other things, maintain certain senior leverage ratios.  As of July 1, 2007, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $4.1 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. Our access to the line is currently limited to $3.6 million because $0.5 million is committed to minimum guarantees on specific collections and payments. There were no outstanding borrowings as of July 1, 2007. As of August 10, 2007, Cherokee Europe had $0.7 million in outstanding borrowings under the line of credit and was in compliance with all covenants.

In January 2007, Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. The term ends January 29, 2008 but is cancelable at any time. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China, which was 6.55% at January 29, 2007 and 6.04% at March 20, 2007, based on dates amounts were borrowed. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. The cash from these deposits made into our bank account are not restricted from our usage of these funds.  As of July 1, 2007, Cherokee China had $1.3 million of borrowings under the line of credit and was in compliance with all covenants.

7.      OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following at July 1, 2007 and December 31, 2006 (in thousands):

	July 1, 2007	December 31, 2006
1999 Europe restructuring liabilities	$433	$486
2003 Europe restructuring liabilities	1,097	1,161
Long service award liabilities	821	795
Pension liability-SFAS 158	2,736	2,671
Deferred compensation	1,332	1,105
Advances for research & development	568	497
Total other long-term obligations	$6,987	$6,715

The Company has agreements with a local government agency in Belgium for funding in advances to Cherokee Europe for research and development expenses. These advances are expected to be repaid to the agency; either as a percentage of the revenues generated by the products developed or through a minimum fixed amount on an annual basis. These advances are interest free.

8.      CUSTOMER CONCENTRATION

For the quarter ended July 1, 2007, one customer accounted for 12% of net sales, and no other customer accounted for more than 10% of net sales. For the quarter ended July 2, 2006, one customer accounted for 16% of net sales, and no other customer accounted for more than 10%. For the six months ended July 1, 2007, one customer accounted for 11% of net sales, and no other customer accounted for more than 10% of net sales. For the six months ended July 2, 2006, one customer accounted for 16% of net sales, and no other customer accounted for more than 10%.  For the fiscal year ended December 31, 2006, no customer accounted for more than 10% of net sales. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of July 1, 2007 and December 31, 2006,  no customer accounted for more than 10% of net accounts receivable.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of July 1, 2007 and December 31, 2006.

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

10.   COMPLETION OF RESTRUCTURING AND CLOSURE OF GUADALAJARA, MEXICO FACILITY

During the three months ended October 1, 2006, the Company announced the planned closure of its Mexican facilities and a related restructuring plan, which was accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Mexico Facility encompassed 35,000 square feet in one building and had been in operation since 1988, employing approximately 250 full-time and temporary employees in the production of power supplies.

As of July 1, 2007, the restructuring and closure of our Mexico Facility was completed.  The cumulative costs for the closure of the Mexico Facility were $1.5 million ($1.3 million of which were recorded in 2006). This was made up of $0.9 million restructuring, $0.3 million asset impairment and $0.3 million additional excess and obsolescence reserve. During the three months ended July 1, 2007, there was a reversal of $38,000 to severance costs due to the transfer and relocation of an employee from the Mexico Facility to our Tustin Facility.  The remaining accrued balance for severance and stay bonuses was paid on July 1, 2007 to the remaining employees.

 Assets held for sale- Mexico Facility building sold

The Company began actively searching for a buyer for the Mexico Facility building during the three months ended October 1, 2006; however, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the related assets were not classified as assets held for sale in the condensed consolidated balance sheets prior to April 1, 2007, because the Company did not meet the criterion that “the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets”, due to our continued utilization of assets in our ongoing operations at our Mexico Facility.

The Company ceased operations in Mexico in March 2007, and reclassified the net book value of $0.7 million for the building and the related assets to assets held for sale on the condensed consolidated balance sheet as of April 1, 2007, in accordance with SFAS 144.  In addition depreciation of the assets related to this sale was suspended as of April 1, 2007.   There was no impairment charge to the related assets because the measurement value, the net book value, was lower than the fair value less cost to sell.

On February 22, 2007, Cherokee Electronica, S.A. de C.V. (“Cherokee Mexico”), a subsidiary of Cherokee International Corporation, a Delaware corporation (the “Company”), entered into a Purchase and Sale Agreement (the “Agreement”) with Inmobiliaria Hondarribia, S.A. de C.V. (the “Buyer”) for the sale of Cherokee Mexico’s 35,000-foot manufacturing facility in Guadalajara, Mexico. The Agreement provided that the Buyer pay Cherokee Mexico an aggregate purchase price of approximately US $1.2 million of which a 15% deposit, approximately US $182,000, was paid on February 22, 2007.  On May 24, 2007, the sale of the building was completed, and the remaining 85% of the sales price was transferred into the Company’s bank account. The Company also collected the value added tax on the building in addition to the sales price and paid the taxes collected to the Mexican government in June 2007.  The net gain of the sale recorded during the three months ended July 1, 2007 was $0.4 million, net of $0.1 million related to the cost to sell the assets was deducted from the gain.

Asset Impairment Charges related to Other Assets

During the three months ended October 1, 2006, the Company performed an impairment review in accordance with SFAS 144,  Accounting for the Impairment and Disposal of Long-Lived Assets, to determine whether any of its long-lived assets located at the Mexico Facility were impaired. The Company identified certain long-lived assets associated with the restructuring and closure of the Mexico Facility whose carrying value would not be recoverable from future cash flows and recorded an impairment charge of $0.3 million for these assets. These assets consisted of machinery and equipment, computer technology and equipment, and office furniture and equipment. The majority of these assets were written off because the Company considered them to have no market value. None of the impairment charges included cash components.

Restructuring Costs

In accordance with SFAS 146, employee severance, contract termination and other exit costs are recorded at their estimated fair value when they are incurred. During the three months ended July 1, 2007, there was a reversal of $38,000 to severance costs due to the transfer and relocation of an employee from the Mexico Facility to our Tustin Facility.  There were $0.2 million of employee severance and stay bonus costs for the six months ended July 1, 2007, which included a pro-rata portion from August 10, 2006, the communication date, through July 1, 2007, of an estimated amount of statutory required severance payments and management performance stay-on bonuses incurred for employees at the Mexico Facility.  The Company paid $0.6 million of severance and related expenses to the remainder of employees terminated during the three months ended July 1, 2007.   All severance charges were settled with cash.

A summary of the restructuring costs and reserve activity during the six months ended July 1, 2007 is as follows (in thousands):

	Restructuring			Restructuring
	Liabilities at	Restructuring		Liabilities at
	December 31, 2006	Charges	Cash Paid	July 1, 2007
Severance and bonuses	$429	$155	$(584)	$—
Total Restructuring Costs	$429	$155	$(584)	$—

11.   STOCK AND DEFERRED COMPENSATION PLANS

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of July 1, 2007, the Company had granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of 800,000 shares of common stock. The 2004 Plan also provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year.  As of July 1, 2007, a total of 1,929,820 shares of the Company’s common stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of July 1, 2007, the Company had granted options to purchase 2,239,489 shares of common stock under the 2004 Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.  Of the cumulative options granted as of July 1, 2007, 248,153 options were issued as partial compensation to non-employee directors.

During the three months ended July 1, 2007, 18,250 shares were issued through the exercise of outstanding vested options.  The Company granted a total of 645,500 of options to purchase shares of common stock under the 2004 Plan during the three months ended July 1, 2007. The aggregate fair value of these options granted during the three months ended July 1, 2007 was $1,860,000, which will be amortized as stock compensation costs over 4 years.

At the Annual Meeting of Stockholders (the “Annual Meeting”) the Company held on July 17, 2007, the stockholders of the Company approved an amendment to the 2004 plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2004 plan by 1,000,000 shares, which increased the Company’s reserve to 2,929,820 shares.

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of July 1, 2007, a total of 978,035 shares of common stock were reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously issued under the ESPP. As of July 1, 2007, a total of 197,314 shares of common stock had been issued under the ESPP.

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

As of July 1, 2007, the Company has recorded a liability of $1.3 million, for employee and non-employee director contributions and investment activity to date, which is recorded in other long-term liabilities, and the Company has provided no matching contributions during the quarter ended July 1, 2007 and the prior years.

12.   RETIREMENT PLANS

Cherokee Europe maintains a pension plan for certain levels of staff and management that include a defined benefit feature. The following represents the amounts related to this defined benefit plan for the three months and six months ended July 1, 2007 and July 2, 2006, respectively  (in thousands):

	Three Months Ended		Six Months Ended
Components of Net Periodic Benefit Cost	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$90	$48	$177	$92
Interest cost	105	57	207	115
Expected return on plan assets	(59)	(30)	(116)	(61)
Net periodic benefit cost	$136	$75	$268	$146

Item 2.   MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations about future events. When used in this Quarterly Report, the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations. However, these statements are subject to a number of risks and uncertainties affecting our business. You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors, which include, but are not limited to:  (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (3) the Company’s inability to realize expected cost savings by shifting production to its Shanghai facility, (4) changes in the Company’s sales mix to lower margin products, (5) increased competition in the Company’s industry, (6) disruptions of the Company’s established supply channels, (7) the Company’s level of debt and restrictions imposed by its debt agreements, and (8) the additional risk factors in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K (Commission File No. 000-50593).  Except as required by law, the Company undertakes no obligation to update any forward-looking statements, even though the Company’s situation may change in the future.

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

We generate all of our sales in four market sectors, datacom, telecom, industrial, and medical. For the six months ended July 1, 2007, our revenues by market sector consisted of 46% datacom, 28% telecom, and 26% industrial, medical and other.

During the first six months of 2007, our North American markets were flat compared to the prior period in 2006. Our European operation was down approximately 44% with one large customer making up 79% of the revenue shortfall from the first six months of 2006.

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

Cost of Sales

The principal elements comprising cost of sales are raw materials, labor and manufacturing overhead. Raw materials account for a large majority of our costs of sales. Raw materials include magnetic sub-assemblies, sheet metal, electronic and other components, mechanical parts and electrical wires. Direct labor costs primarily include costs of hourly employees. Manufacturing overhead includes salaries, and the direct expense and allocation of costs attributable to manufacturing for lease costs, depreciation on property, plant and equipment, utilities, property taxes and repairs and maintenance.

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

The Company has entered into arrangements with certain customers whereby products are delivered to a third-party warehouse location for interim storage until subsequently shipped and accepted by our customers. Revenues from these sales are recognized upon shipment from the third-party warehouse location to the customers, when title has passed. The Company generally offers a one-year warranty for defective products. Warranty charges have been insignificant during the periods presented.

Accounts Receivable

In our North American operations we perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. As of July 1, 2007 and December 31, 2006, our top ten customers accounted for approximately 49% and 41% of our accounts receivables, respectively.

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

The Company adopted the provisions of FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 3, “Provision for Income Taxes” in Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding the impact of adoption.

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

Stock-Based Compensation

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes:  (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010. All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest four years from the grant date, with certain limited exceptions, and expire up to ten years after the grant date.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table under “Stock-Based Compensation” in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements. The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years. For options granted following the Company’s adoption of SFAS 123R, the expected life was increased to 6.25 years using the “simplified method” under SAB 107 (an expected term based on the mid-point between the vesting date and the end of the contractual term). The use of the simplified method is permitted through December 31, 2007. We will convert to company-specific experience on or before January 1, 2008. The options have a maximum contractual term of 10 years and generally vest as to 25% of the underlying stock on each anniversary of the date of grant, subject to accelerated vesting in the event of a change in control of the Company.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 1, 2007 COMPARED TO THE THREE MONTHS ENDED JULY 2, 2006

NET SALES

Net sales decreased by approximately 22.8%, or $8.7 million, to $29.6 million for the three months ended July 1, 2007 from $38.3 million for the three months ended July 2, 2006. During the three months ended July 2, 2006, net sales included $6.1 million of sales from one of our largest customers in the telecom sector, compared to no sales from that customer during the three months ended July 1, 2007.  This customer has had no new sales in the past twelve months, however the customer remains active and we anticipate future sales. The overall sales in the telecom sector decreased 52.7%, or $8.2 million, to $7.3 million for the three months ended July 1, 2007 compared to $15.5 million for the three months ended July 2, 2006.

GROSS PROFIT

Gross profit decreased by approximately 31.8%, or $2.6 million, to $5.5 million for the three months ended July 1, 2007 from $8.1 million for the three months ended July 2, 2006. Gross margin for the three months ended July 1, 2007 decreased to 18.8% from 21.2% in the prior year period.

For the three months ended July 1, 2007, the decrease in gross profits was due to the overall lower sales volume and resulted in unfavorable absorption and labor rate efficiencies compared to the three months ended July 2, 2006.

OPERATING EXPENSES

Operating expenses for the three months ended July 1, 2007 increased by approximately 13.6%, or $1.0 million, to $8.1 million from $7.1 million for the three months ended July 2, 2006. As a percentage of net sales, operating expenses increased to 27.2% from 18.5% in the prior year period.

Engineering and development expense consists primarily of engineering salaries for ongoing design and development of active projects. For the three months ended July 1, 2007, engineering and development costs increased by $0.5 million compared to the three months ended July 2, 2006 related to the increase in headcount to support our increase in new product development. We currently have a development team of 21 engineers in China compared to 2 in the prior year period, related expenses were higher by $0.1 million compared to the prior year period. This investment follows our strategic plan to capitalize on incremental sales opportunities in the Asian market.

Selling and marketing expense consists primarily of sales salaries and commissions, travel, advertising and marketing expenses. For the three months ended July 1, 2007, selling and marketing expense increased by $0.2 million compared to the three months ended July 2, 2006. During the three months ended July 1, 2007, $0.1 million of the increase was related to customer promotional events.

General and administrative expense consists primarily of salaries and other expense for management, finance, human resources, information systems, legal and professional fees. For the three months ended July 1, 2007, general and administrative expense increased by $0.3 million compared to the three months ended July 2, 2006, of which $0.2 million was related to professional fees and out of pocket expenses from additional work required to file our Form 10-K during the quarter, compared to none during the three months ended July 2, 2006. We also incurred approximately $0.1 million in redundant general and administrative costs related to the closure of the Mexico facility that will not repeat.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating income decreased $3.5 million to a loss of $2.5 million for the three months ended July 1, 2007, from income of $1.0 million for the three months ended July 2, 2006. Operating margin decreased to a loss of 8.5% from income of 2.7% in the prior year period.

INTEREST EXPENSE

Interest expense for the three months ended July 1, 2007, and July 2, 2006 was $0.7 million for each period.  The interest expense is primarily related to payments for the $46.6 million of senior notes bearing interest at 5.25% annually.

OTHER INCOME

For the three months ended July 1, 2007, the Company recorded a net gain of $0.4 million to other income related to the sale of the Mexico Facility building.  See Note 10 to the Notes to Unaudited Condensed Financial Statements for additional information.

INCOME TAXES

Provision (benefit) for income taxes for the three months ended July 1, 2007 and the comparable period of July 2, 2006, was a $1.0 million benefit and a $0.1 million expense, respectively. The benefit for the three months ended July 1, 2007 is higher by $1.1 million than the comparable period of July 2, 2006 due to operating losses generated in tax jurisdictions which were taxable in the prior year.  Based on available evidence, management expects the benefit to be realized during 2007 or recognized as a deferred tax asset at year-end.

Provision (benefit) for income taxes for the three months ended July 1, 2007 was calculated by estimating taxable income (loss) for certain tax jurisdictions using actual year to date operating results which represents the best estimate of the effective tax rate for the full fiscal year.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $1.7 million for the three months ended July 1, 2007, compared to $0.4 million of net income for the three months ended July 2, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 1, 2007 COMPARED TO THE SIX MONTHS ENDED JULY 2, 2006

NET SALES

Net sales decreased by approximately 19.9%, or $14.8 million, to $59.6 million for the six months ended July 1, 2007 from $74.4 million for the six months ended July 2, 2006.

The overall sales in the telecom sector decreased 44.1%, or $13.1 million, to $16.6 million for the six months ended July 1, 2007, compared to $29.7 million for the six months ended July 2, 2006. During the six months ended July 2, 2006, net sales included $11.7 million in sales from one of our largest customers in the telecom sector.  This customer has had no new sales in the past twelve months, however the customer remains active and we anticipate future sales.

GROSS PROFIT

Gross profit decreased by approximately 32.3%, or $5.3 million, to $11.3 million for the six months ended July 1, 2007 from $16.6 million for the six months ended July 2, 2006. Gross margin for the six months ended July 1, 2007 decreased to 18.9% from 22.4% in the prior year period.

For the six months ended July 1, 2007, the decrease in gross profit was primarily related to the unfavorable absorption and labor rate efficiencies compared to the six months ended July 2, 2006, due to the overall lower sales volume. In addition, $0.3 million was related to temporarily higher factory overhead costs caused by running dual operations in Mexico and China.

OPERATING EXPENSES

Operating expenses for the six months ended July 1, 2007 increased by approximately 15.7%, or $2.2 million, to $15.9 million from $13.7 million for the six months ended July 2, 2006.  As a percentage of sales, operating expenses increased to 26.7% from 18.4% in the prior year period.

For the six months ended July 1, 2007, engineering and development costs increased by $0.8 million compared to the six months ended July 2, 2006, due to the increase in headcount to support our increase in new product development. Engineering and development expense was higher by $0.7 million in 2007 compared to the prior period in 2006 in our North America and Europe businesses due to ongoing design and development of active projects.   China was higher by $0.1 million during the six months ended July 1, 2007 compared to the prior period in 2006.   We currently have a development team of twenty-one engineers in China compared to two in July a year ago. This investment follows our strategic plan, the next step of which is to capitalize on incremental sales opportunities in the Asian market.

Selling and marketing expense consists primarily of sales salaries and commissions, travel, advertising and marketing expenses. For the six months ended July 1, 2007, selling and marketing expense increased by $0.7 million compared to the six months ended July 2, 2006, of which $0.4 million is related to a decrease during the prior period due to a mutual release agreement made with a former business partner over sales commissions. The agreement released both parties from obligations arising from past transactions. As a result of this agreement, we made a one-time adjustment to reduce our selling and marketing expense by $0.4 million during the three months ended April 2, 2006.  We incurred additional sales marketing expenses related to customer promotional events during the six months ended July 1, 2007 compared to the prior year period in 2006.

General and administrative expense consists primarily of salaries and other expense for management, finance, human resources and information systems. For the six months ended July 1, 2007, general and administrative expense increased by $0.5 million compared to the six months ended July 2, 2006, of which $0.4 million was related to professional fees and out of pocket expenses from additional work required to file our Form 10-K for the year ended December 31, 2006, compared to none during the six months ended July 2, 2006 for the prior year’s Form 10-K. We also incurred approximately $0.3 million redundant general and administrative costs related to the closure of the Mexico facility that will not repeat.  These higher expenses during 2007 were offset by a $0.1 million decrease in administrative salaries and $0.1 million decrease in legal fees compared to the prior period in 2006.

During the three months ended October 1, 2006, the Company announced the planned closure of its Mexico Facility. The Company incurred $0.2 million of operating costs related to severance and facility closure costs for the six months ended July 1, 2007 that did not occur in the comparable period from 2006.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating income decreased to a loss of $4.6 million for the six months ended July 1, 2007 compared to income of $2.9 million for the six months ended July 2, 2006.  Operating margin decreased to a loss of 7.8% from income of 3.9% in the prior year period.

INTEREST EXPENSE

Interest expense for the six months ended July 1, 2007 was $1.4 million compared to $1.4 million for the six months ended July 2, 2006.  The interest expense is mainly related to our 5.25% senior notes and commitment fees on our senior revolving credit line.

OTHER INCOME

For the six months ended July 1, 2007, the Company recorded a net gain of $0.4 million to other income related to the sale of the Mexico Facility building.  See Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

INCOME TAXES

Provision (benefit) for income taxes for the six months ended July 1, 2007 and the comparable period of July 2, 2006 was a $1.6 million benefit and a $0.6 million expense, respectively. The benefit for the six months ended July 1, 2007 is higher by $2.2 million than the comparable period of July 2, 2006 due to operating losses generated in tax jurisdictions which were taxable in the prior year.  Based on available evidence, management expects the benefit to be realized during 2007 or recognized as a deferred tax asset at year-end.

Provision (benefit) for income taxes for the six months ended July 1, 2007 was calculated by estimating taxable income (loss) for certain tax jurisdictions using actual year to date operating results which represents the best estimate of the effective tax rate for the full fiscal year.

NET INCOME (LOSS)

 As a result of the factors discussed above, we recorded a net loss of $3.7 million for the six months ended July 1, 2007, compared to the net income of $1.2 million for the six months ended July 2, 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 1, 2007 COMPARED TO THE SIX MONTHS ENDED JULY 2, 2006

Net cash used by operating activities for the six months ended July 1, 2007 was $3.6 million, compared to net cash provided by operating activities of $3.0 million for the six months ended July 2, 2006.

Net cash used in operating activities for the six months ended July 1, 2007 reflected a net loss of $3.7 million which was primarily a result of $14.8 million lower revenues in 2007 compared to 2006, offset by a $0.4 million gain in the sale of assets held for sale related to the sale of the Mexico Facility building, a $3.2 million increase in inventory, a $2.5 million decrease in accrued liabilities and restructuring costs, and a $0.9 million decrease in accrued compensation.  This was offset by $1.6 million in depreciation and amortization, $0.3 million of stock-based compensation related to SFAS 123R, a $4.0 million decrease in accounts receivable, a $0.6 million decrease in prepaid expenses and other current assets, a $0.4 million increase in accounts payable, and a $0.1 million increase in other long-term obligations.

Net cash provided by operating activities for the six months ended July 2, 2006 reflected the positive effect of $1.2 million in net income due to higher revenues, $1.6 million of depreciation and amortization, $0.3 million of stock-based compensation related to SFAS 123R, $0.7 million decrease in accounts receivable due to higher collections, an $2.0 million increase in accounts payable due to higher costs during the period as a result of higher revenues, $1.0 million increase in accrued compensation and benefits mainly due to the increase in bonus accrual, and an increase of $0.5 million in long-term obligations.  These amounts were partially offset by a $2.6 million increase in inventories during the six months ended July 2, 2006 due to a large past due and higher backlog, $1.0 million increase in prepaid expenses and other current assets due to the increase in value added tax (“VAT”) receivables in China and Europe, resulting from increased purchases to support higher revenues, a $0.7 million decrease in accrued liabilities and restructuring costs.

Net cash used in investing activities for the six months ended July 1, 2007 was $0.3 million, in which $1.5 million was related to capital expenditures.  We invested $1.4 million in our China facility. We received $1.2 million of proceeds from the sale of the Mexico Facility building. Net cash used in investing activities for the six months ended July 2, 2006 was $1.1 million related to capital expenditure purchases, of which $0.9 million was invested in our China facility.

Net cash provided by financing activities for the six months ended July 1, 2007 and the six months ended July 2, 2006 was $1.5 million and $0.1 million, respectively.  In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC.  Pursuant to the loan contract, ICBC will advance up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line is collateralized by the Company’s building in Shanghai, China. During the first three months of 2007, Cherokee China borrowed $1.3 million under this credit facility to support working capital requirements as our China subsidiary builds inventory and incur value-added tax on local purchases. As of July 1, 2007, the outstanding balance of $1.3 million due to ICBC remained due.   During the six months ended July 1, 2007, and the six months ended July 2, 2006, $0.2 million, and $0.1 million, respectively, of employee stock purchase plan proceeds were received.

LIQUIDITY

We expect our liquidity requirements will be primarily for working capital and capital expenditures. As of July 1, 2007, we had cash and cash equivalents of $6.6 million, working capital of $39.3 million, no outstanding borrowings under our main revolving credit facility and borrowing base availability of $13.8 million under the same facility.  The Company also experienced an increase in inventory of $3.4 million since the year ended December 31, 2006, driven by an increase in finished goods. Part of the increase is related to finished goods inventory shipped to third-party warehouses (hub locations). Revenues from these sales will be recognized upon shipment from the hub locations to the customers, when title has passed.  The other part of the increase in inventory was to maximize the utilization of our relatively fixed manufacturing labor pool in Europe in anticipation of forecasted customer demand. Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Besides our credit line in the United States, Cherokee Europe also maintains a working capital line of credit of approximately $4.1 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, and is collateralized by a pledge in first and second rank over a specific amount of business assets. However, our access to the line is limited to $3.6 million because $0.5 million is committed to minimum guarantees on specific collections and payments. The facility requires Cherokee Europe to maintain a certain solvency ratio and is cancelable at any time. There were no outstanding borrowings as of July 1, 2007. As of August 10, 2007, Cherokee Europe had $0.7 million in outstanding borrowings under the line of credit and was in compliance with all covenants.

In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC. Pursuant to the contract, ICBC will advance up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line is collateralized by the Company’s building in Shanghai, China. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China. This facility is intended for working capital requirements in China, especially as our China subsidiary builds inventory for export to the United States and Europe and incur value-added tax on local purchases that can only be recovered through in-country sales of our product.  As of July 1, 2007, Cherokee China had $1.3 million of borrowings under this line of credit.

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

For 2007, we originally expected global capital expenditures to be approximately $2.9 million, however, after our recent forecast of our capital expenditures requirements for the year, we currently expect to spend $1.9 million.  Most of this spending will be in our investments in our manufacturing equipment at our facilities, of which $1.7 million will be for our China facility.  Our required capital investment in China is decreasing rapidly. In 2006 our China facility required $3.0 million, or almost twice what we expect to spend in China during 2007. In 2005, starting our China facility required $5.5 million, or over three times the anticipated spending for 2007.

As of July 1, 2007, we had approximately $46.6 million of senior notes bearing an annual interest rate of 5.25%, payable semi-annually.  These notes become due on November 1, 2008.  Our plan for 2007 through 2009 projects that we will have adequate cash flow to support refinancing these notes at current market rates.  Based on preliminary discussions with third parties, management is optimistic that several viable solutions will be available to the Company for satisfying this obligation on or before its stated maturity date.

Contractual Obligations

As of July 1, 2007, our borrowings consisted of approximately $46.6 million of senior notes bearing interest at 5.25% annually, and no outstanding borrowings under our revolving credit facility. We are required to make semi-annual interest payments to holders of the senior notes.

We have operating lease obligations relating to our facilities in Tustin and Irvine, California and Bombay, India.

We have purchase commitments primarily with vendors and suppliers for the purchase of inventory and for other goods, services, and equipment as part of the normal course of business. These commitments are generally evidenced by purchase orders that may or may not include cancellation provisions. Based on current expectations, we do not believe that any cancellation penalties we incur under these obligations would have a material adverse effect on our consolidated financial condition or results of operations.

The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of July 1, 2007 are as follows (in thousands):

Contractual Obligations	July 1, 2007 to December 30, 2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$46,630	$—	$—	$—	$—	$46,630
Operating leases	812	1,634	592	30	20	112	3,200
Purchase order commitments	15,403	8	—	—	—	—	15,411
1999 Europe restructuring	112	154	303	53	—	—	622
2003 Europe restructuring	154	241	234	216	177	350	1,372
Long service award	13	51	100	194	21	479	858
Deferred compensation	—	—	—	—	—	1,333	1,333
Advances for research and development	102	59	56	56	56	341	670
Total	$16,596	$48,777	$1,285	$549	$274	$2,615	$70,096

The long-term liability for accrued pension costs included on the consolidated balance sheet is excluded from the table above. Cherokee is unable to estimate the timing of payments for these costs. During the six months ended July 1, 2007, the Company contributed approximately $125,000.  Cherokee anticipates making non-U.S. pension contributions of approximately $250,000 in 2007.

Long-term debt includes our senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

The Credit Facility provides for borrowings of up to $20.0 million, subject to a borrowing base comprised of eligible accounts receivables and inventory, which was $13.8 million at July 1, 2007. There is a trailing twelve month EBITDA covenant which limits our borrowing to the lower of the borrowing base or two times our EBITDA as defined by the credit agreement. As of July 1, 2007 this covenant limited our borrowing under the agreement to $1.2 million. As of July 1, 2007 this covenant limited our borrowing under the agreement to $1.2 million. We plan to use funds available under the Credit Facility to finance working capital and other cash requirements as needed. The Credit Facility matures in August 2008 and bears interest, at our option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. In addition to paying interest on outstanding principal, we are required to pay a commitment fee to the lenders under the Credit Facility in respect of the average daily balance of the unused loan commitment at a rate of 0.5% per annum. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

Cherokee Europe maintains a working capital line of credit of approximately $4.1 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. Our access to the line is also limited to $3.6 million because $0.5 million is committed to minimum guarantees on specific collections and payments. There were no outstanding borrowings as of July 1, 2007. As of August 10, 2007, Cherokee Europe had $0.7 million in outstanding borrowings under the line of credit and was in compliance with all covenants.

Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit during January 2007. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.0 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. The term ends January 29, 2008 but is cancelable at any time. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. The cash from these deposits made into our bank account are not restricted from our usage of these funds.  As of July 1, 2007, Cherokee China had $1.3 million of borrowings under this line of credit. As of July 1, 2007, we were in compliance with all of the covenants set forth in the principal agreements governing our debt.

Based on our present expectations, we believe that our existing cash and cash equivalents, working capital and available borrowing capacity at July 1, 2007 will be sufficient to meet our anticipated cash requirements for the next twelve months, including operating requirements, contractual obligations, planned capital expenditures and debt service.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled “Recent Accounting Pronouncements” contained in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements.”

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at July 1, 2007.

We had no variable rate debt outstanding at July 1, 2007. However, any debt we incur under the Credit Facility and the Cherokee Europe line of credit will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both transacted in Euros, thereby reducing the risk of foreign currency fluctuation on our European operations. The effect of foreign currency exchange rate fluctuations on our operating results as of and for the three months ended July 1, 2007, was not material. Historically, we have not actively engaged in exchange rate-hedging activities.

Item 4.   CONTROL AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

As of July 1, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. Based upon this evaluation and due to material weaknesses existing in our internal controls as of December  31, 2006 (described below), which have not been fully remediated as of July 1, 2007, we have concluded that, as of July 1, 2007, our disclosure controls and procedures were ineffective.

(b)    Changes in Internal Control over Financial Reporting

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As reported in Item 9A of our Annual Report on Form 10-K (for the year ended December 31, 2006) filed with the Securities and Exchange Commission on May 23, 2007, and updated in Item 4 on Form 10-Q (for the quarter ended April 1, 2007) filed with the Securities and Exchange Commission on June 8, 2007, we determined that the following material weaknesses in internal control over financial reporting still exist as of July 1, 2007:

Architecture of Company’s IT systems does not presently support the financial reporting requirements of the Company’s international operations.

Our subsidiaries in India and China maintain disparate financial accounting systems that do not interface with the Company’s primary ERP system, resulting in duplicate accounting entries on multiple systems. This causes a protracted reporting cycle which limits the oversight from corporate headquarters of transactional details at our international sites. Site level financial statements are delivered on spreadsheets to the corporate office for consolidation.

Our European operation has its own separate ERP system that is integrated into the local accounting system; however this system does not automatically interface financially with our corporate headquarters. Therefore, financial results are also delivered to our corporate office by means of spreadsheets, and the corporate office also has insufficient visibility to transactional details.

The consolidation of all these local results delivered on spreadsheets is in turn prepared on spreadsheets at our corporate office. Consolidations performed on spreadsheets are prone to human error and are difficult to review. As such, the existing consolidation process requires additional monitoring and oversight. Segregation of duties, oversight and monitoring are discussed in more detail below.

The Company has begun performing comprehensive assessments of its current IT architecture and has developed IT interface solutions for key activities in China that are currently in testing phase.  After these solutions are fully implemented, we will determine what IT solutions will be required for our other locations.   In the interim, the Company has supplemented these technical IT solutions with additional staffing and improved internal monitoring procedures.

The methodology and support for valuing and capitalizing inventory costs, and determining inventory reserves

The Company now evaluates historical and projected labor and overhead costs to determine their reasonableness.  This process is subject to finance management oversight and review. The Company does not track labor by product model.

The methodology and support for maintaining our inventory reserves, specifically surplus and obsolescence, have been reviewed and a methodology implemented from the quarter ended April 1, 2007.  Our corporate office has also taken the additional step of using the ERP system information to verify monthly cost of sales in both India and China.

Segregation of duties

The lack of an integrated financial reporting system creates the need for significant manual intervention and staffing to prepare spreadsheets, create eliminating entries, make tax adjustments, and U.S. GAAP adjustments. In order to mitigate segregation of duties created by a small corporate staff, the Company has enhanced the segregation of duties by reallocating staff responsibilities and work load among other staff members in the Corporate Finance Department.   The Company has also revised and improved the monthly financial reporting package given to management.  The monthly financial results and reporting package are reviewed by Corporate Management with the local general managers and controllers each month..

Oversight and monitoring controls

Our remote locations, other than Europe, have one local controller with little more than clerical support to maintain the local accounting system, transport information from our ERP system to their local books, report financial statements to our headquarters in the U.S. and perform routine functions like account reconciliations. As part of our SOX compliance efforts, the Company is performing a detailed review of procedures and personnel at each site location.  The Company is committed to resolving all deficiencies identified.

We have identified and have performed or are working on the following remediation to resolve the weakness in oversight and monitoring controls over international financial reporting:

•           All subsidiary controllers report to our corporate controller in the U.S.

•           The process of adding structure and uniformity of accounting standards and process among our site controllers continues through distribution of corporate policies and procedures, planned continued development and distribution of policies, reinforcement of management representations and corporate code of conduct, and regular visits by the corporate controller to various company sites.  We continue critical self-review of how accounting is performed worldwide.

•           An internal audit department charter has been developed and approved by the Audit Committee.  Internal audit is currently focused on site visits for Sarbanes-Oxley Act of 2002 compliance (“SOX”) and is also reviewing compliance with selected key corporate policies.  Specific financial audit testing is being performed in conjunction with the SOX compliance efforts.

•           The corporate controller is visiting various company sites to reinforce company accounting policies and financial statement closing procedures with local controllers.  There is additional oversight at the corporate offices with a consolidated reporting package being provided to corporate management and significant items being reviewed with local management.

The continued remediation of the weaknesses identified above and their associated risks is dependent on the Company’s ability to address these issues effectively. The issues of IT systems, people and process are interrelated and difficult to separate. Striking the optimum balance between improved process, better trained and supervised staff and mission critical IT improvements is essential for success.

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our July 1, 2007 quarter-end that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

During the quarter ended July 1, 2007, we were not a party to any material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

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

CHEROKEE INTERNATIONAL CORPORATION

Date: August 14, 2007	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President, Chief Executive Officer, and Director
Date: August 14, 2007	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President, Chief Financial Officer, and Secretary