Form 10-Q
period 2007-09-30
CHEROKEE INTERNATIONAL CORP
filed 2007-11-13
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 19,414,855 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,309	$8,881
Accounts receivable, net of allowance for doubtful accounts of $265 and $292 at September 30, 2007 and December 31, 2006, respectively	25,768	27,403
Inventories, net	31,349	29,991
Prepaid expenses and other current assets	1,375	2,503
Total current assets	65,801	68,778
Property and equipment, net	19,511	19,888
Deposits and other assets	1,476	1,376
Deferred financing costs, net of accumulated amortization of $461 and $364 at September 30, 2007 and December 31, 2006, respectively	119	216
Deferred income taxes-long-term portion	342	318
Goodwill	6,317	6,317
Total Assets	$93,566	$96,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,102	$13,944
Accrued liabilities	2,587	4,968
Accrued compensation and benefits	8,118	7,882
Accrued restructuring costs	472	879
Other short-term borrowings	286	—
Borrowings under revolving line of credit	3,308	—
Total current liabilities	27,873	27,673
Long-term debt	24,485	24,485
Long-term debt payable to affiliates	22,145	22,145
Total long-term debt	46,630	46,630
Other long-term liabilities	6,524	6,715
Total Liabilities	81,027	81,018

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,414,855 and 19,337,709 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	19	19
Paid-in capital	185,633	184,813
Accumulated deficit	(174,335)	(169,373)
Accumulated other comprehensive income	1,222	416
Total stockholders’ equity	12,539	15,875
Total Liabilities and Stockholders’ Equity	$93,566	$96,893

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$30,401	$33,051	$89,995	$107,462
Cost of sales	24,670	26,676	72,996	84,436
Gross profit	5,731	6,375	16,999	23,026
Operating expenses:
Engineering and development	2,561	2,244	8,040	6,887
Selling and marketing	1,510	1,721	5,247	4,742
General and administrative	2,660	2,809	9,177	8,873
Restructuring costs	—	275	155	275
Asset impairment	—	285	—	285
Total operating expenses	6,731	7,334	22,619	21,062
Operating income (loss)	(1,000)	(959)	(5,620)	1,964
Interest expense	(707)	(744)	(2,084)	(2,098)
Gain on sale of Mexico Facility building	—	—	430	—
Other income (expense), net	(23)	129	291	321
Income (loss) before income taxes	(1,730)	(1,574)	(6,983)	187
Provision (benefit) for income taxes	(421)	(200)	(1,999)	382
Net loss	$(1,309)	$(1,374)	$(4,984)	$(195)
Net loss per share:
Basic	$(0.07)	$(0.07)	$(0.26)	$(0.01)
Diluted	$(0.07)	$(0.07)	$(0.26)	$(0.01)
Weighted average shares outstanding:
Basic	19,414	19,292	19,371	19,281
Diluted	19,414	19,292	19,371	19,281

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

 (In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss	$(1,309)	$(1,374)	$(4,984)	$(195)
Other comprehensive income:
Foreign currency translation adjustments	567	(76)	865	1,077
Income tax effect of foreign currency transaction adjustments	—	(861)	—	(861)
Comprehensive income (loss)	$(742)	$(2,311)	$(4,119)	$21

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,984)	$(195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,397	2,474
Asset impairment charge	—	285
Gain on sale of property and equipment	(430)	—
Amortization of deferred financing costs	97	97
Stock-based compensation	589	505
Net change in operating assets and liabilities:
Accounts receivable, net	2,385	(115)
Inventories, net	(834)	(2,863)
Prepaid expenses and other current assets	1,180	(93)
Deposits and other assets	(77)	(24)
Accounts payable	(1,200)	(804)
Accrued liabilities and restructuring costs	(3,647)	(1,347)
Accrued compensation and benefits	(95)	1,993
Accrued interest payable	636	607
Other long-term obligations	(624)	466
Net cash (used in) provided by operating activities	(4,607)	986
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,152)	(2,353)
Proceeds from sale of property and equipment	1,229	—
Net cash used in investing activities	(923)	(2,353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other short-term borrowings	286	—
Borrowings on revolving lines of credit	3,308	—
Net proceeds from employee stock purchases and the exercise of stock options	231	82
Net cash provided by financing activities	3,825	82
Effect of exchange rate changes on cash and cash equivalents	133	409
Net decrease in cash and cash equivalents	(1,572)	(876)
Cash and cash equivalents, beginning of period	8,881	10,543
Cash and cash equivalents, end of period	$7,309	$9,667
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$1,330	$1,248
Cash paid during the period for income taxes	$239	$641

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

Results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2007 (“fiscal 2007”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K (File No. 000-50593) filed on May 23, 2007.

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

Stock-Based Compensation

In December 2004, SFAS 123R, Share-Based Payment, was issued. SFAS 123R is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company was required to adopt SFAS 123R effective on January 2, 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective’’ method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

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

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes:  (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 2, 2006 but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the “modified prospective” method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010.  Stock based compensation costs expensed during the quarters ended September 30, 2007 and October 1, 2006, were $0.2 million and $0.2 million, respectively.  During the nine months ended September 30, 2007 and October 1, 2006 the costs recorded were $0.6 million and $0.5 million, respectively.

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the three and nine-month periods ended September 30, 2007 and October 1, 2006, using the Black-Scholes option pricing formula:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	54.7%	58.5%	54.8%	58.8%
Risk free interest rate	4.59%	4.64%	4.97%	4.81%
Expected lives	6.25 years	6.25 years	6.25 years	6.25 years
Forfeiture rates	11.74 - 21.88%	8.51 - 20.41%	11.74 - 21.88%	8.51 - 20.41%

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 30, 2007 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,297,054	$6.23	7.84	$671,221
Granted	745,500	$4.95	9.75	$—
Exercised	(30,000)	$3.19	8.20	$48,063
Forfeited	(200,975)	$5.62	6.96	$—
Outstanding at September 30, 2007	2,811,579	$5.97	7.75	$142,830
Vested and expected to vest in the future at September 30, 2007	2,444,324	$6.15	7.53	$125,313
Exercisable at September 30, 2007	1,279,905	$7.24	6.44	$31,682

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

In accordance with SFAS 148, and as required by SFAS 123R, the required pro forma disclosure, for options granted in periods prior to adoption of SFAS 123R, is shown below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss, as reported	$(1,309)	$(1,374)	$(4,984)	$(195)
Stock-based employee compensation related to stock options included in net income (loss), as reported, net of tax	—	—	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards (under provisions of APB 25), net of tax (a)	(96)	(117)	(286)	(381)
Net loss—pro forma	$(1,405)	$(1,491)	$(5,270)	$(576)
Net loss per share, as reported:
Basic	$(0.07)	$(0.07)	$(0.26)	$(0.01)
Diluted	$(0.07)	$(0.07)	$(0.26)	$(0.01)
Pro forma net loss per share:
Basic	$(0.07)	$(0.08)	$(0.27)	$(0.03)
Diluted	$(0.07)	$(0.08)	$(0.27)	$(0.03)

(a) During 2007 and 2006, the Company accounted for stock-based compensation for options granted prior to February 25, 2004, the date of our initial public offering, to employees and directors using the intrinsic value method prescribed in APB 25 and adopted the disclosure-only alternative of SFAS 123, as amended by SFAS 148 for these options.

Translation of Foreign Currency

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of the Company’s operating subsidiary in Europe, Cherokee Europe SCA (“Cherokee Europe”), is the Euro. The functional currency of the Company’s operating subsidiaries in India (Cherokee India Pvt. Ltd.. or “Cherokee India” and Powertel India Pvt. Ltd. or “Cherokee Powertel”), and in China (Cherokee International (China) Power Supply Co. Ltd. or “Cherokee China”) is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars.  Translation adjustments, as well as the income tax effect of currency gains or losses on certain intercompany loans, related to Cherokee Europe are reflected as a component of comprehensive income (loss) and included in stockholders’ equity as accumulated other comprehensive income (loss).

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially, and subsequently, be measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for surplus and obsolescence (in thousands):

	September 30, 2007	December 31, 2006
Raw material	$17,973	$20,991
Work-in-process	4,125	4,034
Finished goods	9,251	4,966
Inventories, net	$31,349	$29,991

As of September 30, 2007 and December 31, 2006, the reserve for inventory surplus and obsolescence was $3.3 million and $4.4 million, respectively, including management’s assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive.

The following are two European Economic Community (“EEC”) directives that are having an effect on the entire electronics industry, including the Company:

(1)    Restriction of Hazardous Substances in Electrical and Electronic Equipment, more commonly known as RoHS. This European directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive became effective on July 1, 2006. The Company began manufacturing compliant products in 2006, and continues to work actively with its customers to ensure compliance.  The Company is focused on consuming all non-compliant material on-hand within a reasonable period.  However, the Company may have to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the Company. There is also a risk of fines associated with non-compliance with the RoHS directive; however, the Company is not aware of any specific potential fines, and the Company anticipates complying with all provisions of this legislation.

(2)    Waste Electrical and Electronic Equipment, also known as WEEE. This directive requires manufacturers and importers to properly recycle or dispose of such equipment at the end of its useful life. This directive became effective on August 13, 2005. The Company believes it has limited exposure to the WEEE directive because its products are usually installed into another user’s system, but this directive may be interpreted and enforced differently in the future. If so, the Company may face significant risk of fines and costs associated with non-compliance with the existing laws and regulations in the European Union. The Company began manufacturing compliant products in 2005, and continues to work actively with its customers to ensure compliance.

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

Benefit for income taxes for the three months ended September 30, 2007 and the comparable period of October 1, 2006, were $0.4 million, and $0.2 million, respectively.   Income taxes for the nine months ended September 30, 2007 and the comparable period of October 1, 2006, were a $2.0 million benefit and a $0.4 million provision, respectively.  The benefit for the nine months ended September 30, 2007 is higher by $2.4 million than the comparable period of October 1, 2006 due to operating losses generated in tax jurisdictions which were taxable in prior year.  Based on available evidence, management expects the benefit to be recognized as a deferred tax asset at year-end.

Provision (benefit) for income taxes for the three and nine months ended September 30, 2007 and the comparable period of October 1, 2006, was calculated by estimating taxable income (loss) for certain tax jurisdictions using actual year to date operating results which represents the best estimate of the effective tax rate for the full fiscal year.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As a result of adoption, the Company recognized a cumulative effect adjustment of less than $0.1 million to the January 1, 2007 accumulated deficit balance.  At January 1, 2007, we had $1.8 million of gross unrecognized tax benefits, of which $0.6 million would reduce our effective tax rate if recognized.  Of the total unrecognized tax benefits at the adoption date, $1.2 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $1.2 million.  To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact our effective tax rate.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of September 30, 2007, we have approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

The tax years 1997 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company is currently under examination in India for certain years between 2000 and 2005 and is scheduled to begin an Internal Revenue Service examination of the 2005 tax year and a Mexican Tax Authority examination of the 2004 tax year.  During the second quarter of 2007 the Company effectively settled a Netherlands examination of years 2002 through 2006. As a result of the Netherlands settlement, the Company reduced the liability for unrecognized tax benefits by $0.3 million during second quarter 2007. The Company received $0.2 million of refunds from the Dutch government during the current quarter.  The Company does not believe the amount of unrecognized tax benefits as of September 30, 2007 will significantly increase or decrease within the next twelve months.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

4.      NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128, Earnings Per Share, basic income (loss) per share is based upon the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2007 and October 1, 2006, all outstanding stock options for shares of 2,811,579, and 2,282,833, respectively, were excluded from the calculation of diluted loss per share as their exercise prices would render them anti-dilutive due to the net loss for the periods.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss	$(1,309)	$(1,374)	$(4,984)	$(195)
Shares:
Weighted-average common shares outstanding—basic	19,414	19,292	19,371	19,281
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted-average common shares outstanding—diluted	19,414	19,292	19,371	19,281
Net loss per share:
Basic	$(0.07)	$(0.07)	$(0.26)	$(0.01)
Diluted	$(0.07)	$(0.07)	$(0.26)	$(0.01)

5.      DEFERRED FINANCING COSTS

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.  These costs will be fully amortized by August 2008.

Net deferred financing costs are comprised of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Deferred financing costs	$580	$580
Accumulated amortization	(461)	(364)
Deferred financing costs, net	$119	$216

6.      DEBT

Long-term debt consists of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
5.25% senior notes payable to third parties	$24,485	$24,485
5.25% senior notes payable to affiliates	22,145	22,145
Total long-term debt	$46,630	$46,630

As of September 30, 2007, all of the Company’s long-term debt is scheduled to be repaid in 2008.

Long-term debt includes the Company’s senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. As of September 30, 2007, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior secured notes due in 2008. The Company is actively seeking to refinance this obligation, however, given the current credit market conditions the Company does not foresee refinancing this obligation until 2008.  The Company acknowledges that it may not be able to refinance this obligation at comparable interest rates to the 5.25% annual interest rate in the past, and could be considerably more.

The Company’s primary line of credit is its senior revolving credit facility with General Electric Capital Corporation (the “Credit Facility”). In order to increase borrowing capacity that was in effect lowered by historical earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) covenant, the Company approached General Electric Capital Corporation on re-negotiating our Credit Facility.  On November 1, 2007, the Company and General Electric Capital Corporation amended the credit agreement for the revolving line of credit dated February 24, 2004. The amended Credit Facility provides for borrowings of up to the lesser of $7.5 million or 85% of eligible domestic accounts receivable.  As of September 30, 2007, our borrowing base was $7.5 million, our eligible accounts receivable was $7.6 million. The Credit Facility matures in August 2008. At September 30, 2007 and prior, the borrowings bore interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. Effective November 1, 2007, the borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 3.5% or the agent bank’s base rate plus 2.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 1.0% per annum effective November 1, 2007. Prior to November 1, 2007 the rate was 0.5% per annum. In lieu of a maximum senior leverage multiple covenant, the new amended Credit Facility effective November 1, 2007 includes a minimum EBITDA target for the fourth quarter of 2007. Quarterly minimum EBITDA targets for 2008 will be established after the Company completes its 2008 business plan in December 2007. Prior to November 1, 2007, the EBITDA covenant limited our borrowing to the lower of the borrowing base or two times our EBITDA as defined by the prior credit agreement.  The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains certain restrictive covenants including the minimum EBITDA target. As of September 30, 2007, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $4.3 million, expressed as Euros 3.0 million, with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. Our access to the line is limited to $3.8 million because $0.5 million is committed to minimum guarantees on specific collections and payments. During the three months ended September 30, 2007, Cherokee Europe borrowed $2.0 million from the line of credit which remained outstanding as of September 30, 2007. In August 2007, ING Belgie NV temporarily limited the Company’s usage of the line of credit to $2.0 million. However, in November 2007, after meeting with the Company's management to discuss Cherokee Europe's financial results and prospects, ING Belgie NV restored the line of credit back to its full availability of $4.3 million, less any borrowings outstanding.  As of September 30, 2007, Cherokee Europe was in compliance with all covenants.

In January 2007, Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.3 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. The term ends January 29, 2008 but is cancelable at any time. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China, which was 6.55% at January 29, 2007 and 6.04% at March 20, 2007, based on dates amounts were borrowed. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. The cash from these deposits made into our bank account are not restricted from our usage of these funds.  As of September 30, 2007, Cherokee China had $1.3 million of borrowings under the line of credit and was in compliance with all covenants.

In July 2007, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV, and paid $0.3 million back during the three months ended September 30, 2007.  The loan arrangement is over six months, with monthly payments of $96,000 to be paid off by December 25, 2007.  The loan bears a 5.3% interest rate. As of September 30, 2007, the outstanding balance owed was $0.3 million.

7.      OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
1999 Europe restructuring liabilities	$425	$486
2003 Europe restructuring liabilities	1,118	1,161
Long service award liabilities	873	795
Pension liability-SFAS 158	2,878	2,671
Deferred compensation	696	1,105
Advances for research & development	534	497
Total other long-term obligations	$6,524	$6,715

The Company has agreements with a local government agency in Belgium for funding in advances to Cherokee Europe for research and development expenses. These advances are expected to be repaid to the agency; either as a percentage of the revenues generated by the products developed or through a minimum fixed amount on an annual basis. These advances are interest free.

8.      CUSTOMER CONCENTRATION

For the quarter ended September 30, 2007, one customer accounted for 13.1% of net sales, and no other customer accounted for more than 10% of net sales. For the quarter ended October 1, 2006, no customer accounted for more than 10% of net sales. For the nine months ended September 30, 2007, one customer accounted for 11.6% of net sales, and no other customer accounted for more than 10% of net sales. For the nine months ended October 1, 2006, one customer accounted for 10.8% of net sales, and no other customer accounted for more than 10% of net sales.  For the fiscal year ended December 31, 2006, no customer accounted for more than 10% of net sales. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of September 30, 2007, one customer accounted for 11.6% and another customer accounted for 11.2% of accounts receivable, and no other customer accounted for more than 10% of accounts receivable. As of December 31, 2006, no customer accounted for more than 10% of accounts receivable.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of September 30, 2007 and December 31, 2006.

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

The restructuring and closure of our Mexico Facility was completed by the end of the second quarter of 2007. The cumulative costs for the closure of the Mexico Facility were $1.5 million ($1.3 million of which were recorded in 2006). This was made up of $0.9 million restructuring, $0.3 million asset impairment and $0.3 million additional excess and obsolescence reserve. During the three months ended July 1, 2007, there was a reversal of $38,000 to severance costs due to the transfer and relocation of an employee from the Mexico Facility to our Tustin Facility.  The remaining accrued balance for severance and stay bonuses was paid on July 1, 2007 to the remaining employees.

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

The Company ceased operations in Mexico in March 2007, and reclassified the net book value of $0.7 million for the building and the related assets to assets held for sale on the condensed consolidated balance sheet as of April 1, 2007, in accordance with SFAS 144.  In addition, depreciation of the assets related to this sale was suspended as of April 1, 2007.   There was no impairment charge to the related assets because management determined that the measurement value, the net book value, was lower than the estimated fair value less cost to sell.

On February 22, 2007, Cherokee Electronica, S.A. de C.V. (“Cherokee Mexico”), a subsidiary of Cherokee International Corporation, a Delaware corporation (the “Company”), entered into a Purchase and Sale Agreement (the “Agreement”) with Inmobiliaria Hondarribia, S.A. de C.V. (the “Buyer”) for the sale of Cherokee Mexico’s 35,000-foot manufacturing facility in Guadalajara, Mexico. The Agreement provided that the Buyer pay Cherokee Mexico an aggregate purchase price of approximately US $1.2 million of which a 15% deposit, approximately US $182,000, was paid on February 22, 2007.  On May 24, 2007, the sale of the building was completed, and the remaining 85% of the sales price was transferred into the Company’s bank account. The Company also collected the value added tax on the building in addition to the sales price and paid the taxes collected to the Mexican government in June 2007.  The net gain of the sale recorded during the three months ended July 1, 2007, was $0.4 million, net of $0.1 million related to the cost to sell the assets which was deducted from the gain.

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

There were $0.2 million of employee severance and stay bonus costs during the first six months of 2007, which included a pro-rata portion from August 10, 2006, the communication date, through July 1, 2007, of an estimated amount of statutorily required severance payments and management performance stay-on bonuses incurred for employees at the Mexico Facility.  The Company paid $0.6 million of severance and related expenses to the remainder of employees terminated during the three months ended July 1, 2007.   All severance charges were settled with cash as of July 1, 2007.

A summary of the restructuring costs and reserve activity during the nine months ended September 30, 2007 is as follows (in thousands):

	Restructuring Liabilities at December 31, 2006	Restructuring Charges	Cash Paid	Restructuring Liabilities at September 30, 2007
Severance and bonuses	$429	$155	$(584)	$—
Total Restructuring Costs	$429	$155	$(584)	$—

11.   STOCK AND DEFERRED COMPENSATION PLANS

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of September 30, 2007, the Company had granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of 800,000 shares of common stock. The 2004 Plan also provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year.  As of September 30, 2007, a total of 2,926,070 shares of the Company’s common stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of September 30, 2007, the Company had granted options to purchase 2,329,489 shares of common stock under the 2004 Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.  Of the cumulative options granted as of September 30, 2007, 308,153 options were issued as partial compensation to non-employee directors.

During the three months and nine months ended September 30, 2007, 3,750, and 30,000, shares, respectively were issued through the exercise of outstanding vested options.  The Company granted a total of 90,000, and 745,500 of options to purchase shares of common stock under the 2004 Plan during the three and nine months ended September 30, 2007, respectively. The aggregate fair value of these options granted during the three and nine months ended September 30, 2007 was $257,000, and $2,143,000, respectively, which will be amortized as stock compensation costs over 4 years.

At the Annual Meeting of Stockholders (the “Annual Meeting”) the Company held on July 17, 2007, the stockholders of the Company approved an amendment to the 2004 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2004 Plan by 1,000,000 shares.

 2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of September 30, 2007, a total of 780,721 shares of common stock were available for issuance and unissued under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation

Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously issued under the ESPP. As of September 30, 2007, a total of 197,314 shares of common stock had been issued under the ESPP.

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

As of September 30, 2007, the Company has recorded a liability of $1.4 million, for employee and non-employee director contributions and investment activity to date, the current portion of which is recorded under accrued compensation and benefits and the long-term portion of which is recorded in other long-term liabilities. The Company has provided no matching contributions during the quarter ended September 30, 2007 and the prior years.

In January 2008 we have $0.6 million of scheduled distributions to be paid to participants from the deferred compensation plan.

12.   RETIREMENT PLANS

Cherokee Europe maintains a pension plan for certain levels of staff and management that include a defined benefit feature. The following represents the amounts related to this defined benefit plan for the three months and nine months ended September 30, 2007 and October 1, 2006, respectively  (in thousands):

	Three Months Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$103	$45	$280	$137
Interest cost	175	67	382	182
Expected return on plan assets	(97)	(31)	(213)	(92)
Net periodic benefit cost	$181	$81	$449	$227

13.   SUBSEQUENT EVENTS

On November 1, 2007, the Company and General Electric Capital Corporation amended the Credit Facility for the revolving line of credit dated February 24, 2004. The amended Credit Facility provides for borrowings of up to the lesser of $7.5 million or 85% of eligible domestic accounts receivable.   As of September 30, 2007, eligible accounts receivable was $7.6 million.  The Credit Facility matures in August 2008.  At September 30, 2007 and prior, the borrowings bore interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. Effective November 1, 2007, the borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 3.5% or the agent bank’s base rate plus 2.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 1.0% per annum effective November 1, 2007. Prior to November 1, 2007 the rate was 0.5%  per annum. In lieu of the maximum senior leverage multiple covenant, the new amended Credit Facility effective November 1, 2007 includes a minimum EBITDA target for the fourth quarter of 2007. Quarterly minimum EBITDA targets for 2008 will be established after the Company completes its 2008 business plan in December 2007. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains certain restrictive covenants including the minimum EBITDA target. As of September 30, 2007, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Item 2.   MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations about future events. When used in this Quarterly Report, the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations. However, these statements are subject to a number of risks and uncertainties affecting our business. You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors, which include, but are not limited to:  (1) changes in general economic and business conditions, domestically and internationally, (2) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (3) the Company’s inability to realize expected cost savings by shifting production to its Shanghai facility, (4) changes in the Company’s sales mix to lower margin products, (5) increased competition in the Company’s industry, (6) disruptions of the Company’s established supply channels, (7) the Company’s level of debt restrictions imposed by its debt agreements, and the risk that the Company may not be successful in refinancing debt that comes due in 2008, and (8) the additional risk factors in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K (Commission File No. 000-50593).  Except as required by law, the Company undertakes no obligation to update any forward-looking statements, even though the Company’s situation may change in the future.

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

We generate all of our sales in four market sectors; datacom, telecom, industrial, and medical. For the nine months ended September 30, 2007, our revenues by market sector consisted of 46% datacom, 29% telecom, and 25% industrial, medical and other.

During the first nine months of 2007, our North American markets were down approximately 6% compared to the prior period in 2006. Our European operation was down approximately 32% with one large customer contributing up to 62% of the revenue shortfall from the first nine months of 2006.

Basis of Reporting

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cherokee Europe SCA and related entities (“Cherokee Europe”), Cherokee Electronica, S.A. DE C.V. (“Cherokee Mexico”), Cherokee India Pvt. Ltd. (“Cherokee India”), Powertel India Pvt. Ltd. (“Powertel”), and Cherokee International (China) Power Supply LLC (“Cherokee China”). Inter-company accounts and transactions have been eliminated.

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

Accounts Receivable

In our North American and European operations we perform ongoing credit evaluations of our customers, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. As of September 30, 2007, and December 31, 2006, our top ten customers accounted for approximately 57% and 41% of our accounts receivables, respectively.

Credit Risk

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses. The Company generally does not charge interest on customer balances.

Translation of Foreign Currencies

Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of Cherokee Europe is the Euro. The functional currency of Cherokee Mexico, Cherokee India, Powertel and Cherokee China is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars. Translation adjustments related to Cherokee Europe are reflected as a component of stockholders’ equity in other comprehensive income (loss).

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

Stock-Based Compensation

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes:  (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 2, 2006 but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010. All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest four years from the grant date, with certain limited exceptions, and expire up to ten years after the grant date.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED OCTOBER 1, 2006

NET SALES

Net sales decreased by approximately 8.0%, or $2.7 million, to $30.4 million for the three months ended September 30, 2007 from $33.1 million for the three months ended October 1, 2006. Overall sales in the industrial and medical sector decreased by 20.0%, or $1.8 million, to $7.1 million for the three months ended September 30, 2007 compared to $8.9 million for the three months ended October 1, 2006 mainly due to logistical difficulties experienced during the transfer of a specific model from our closed Mexico Facility to China.  As of September 30, 2007, the Company had $1.7 million of finished goods inventory in the newly established hub location necessary to retain business transferred from Mexico to China.   Overall sales in the telecom sector were down 5%, or $0.5 million, to $9.4 million for the three months ended September 30, 2007 compared to $9.9 million for the three months ended October 1, 2006.  Overall sales in the datacom sector were down 3%, or $0.3 million, to $13.9 million for the three months ended September 30, 2007 compared to $14.2 million for the three months ended October 1, 2006. For the three months ended September 30, 2007, currency fluctuations offset $0.9 million of the decrease in net sales due to sales in Europe by our Cherokee Europe operation.

GROSS PROFIT

Gross profit decreased by approximately 10.1%, or $0.6 million, to $5.7 million for the three months ended September 30, 2007 from $6.4 million for the three months ended October 1, 2006. Gross margin for the three months ended September 30, 2007 decreased to 18.9% from 19.3% in the prior year period.

For the three months ended September 30, 2007, the decrease in gross profits was due to the overall lower sales volume and resulted in unfavorable absorption and labor rate efficiencies compared to the three months ended October 1, 2006. For the three months ended September 30, 2007, currency fluctuations offset $0.1 million of the decrease in gross profit related to our Cherokee Europe operation.  During the three months ended September 30, 2007, the Company recognized a savings in direct labor costs of $0.1 million as a result of its transfer of production from the Mexico facility to the China facility.  The Company anticipates increased direct labor savings as production levels increase in China.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2007 decreased by approximately 0.8%, or $0.6 million, to $6.7 million from $7.3 million for the three months ended October 1, 2006. As a percentage of net sales, operating expenses decreased to 22.1% from 22.2% in the prior year period. For the three months ended September 30, 2007, currency fluctuations offset $0.2 million of the decrease in operating expenses related to our Cherokee Europe operation.

Engineering and development expense consists primarily of engineering salaries for ongoing design and development of active projects. For the three months ended September 30, 2007, engineering costs were higher by $0.3 million compared to the three months ended October 1, 2006, of which $0.1 million was related to the extensive engineering work performed on product design for one of our largest telecom customers, and $0.1 million was related to the increase in headcount to support our increase in new product development. We currently have a development team of 26 engineers in China compared to 6 in the prior year period. This investment follows our strategic plan to increase the level of our engineering resources in China to enable us to increase our design activity and allow us to market our product locally, and provide engineering support to our North American and European operations. For the three months ended September 30, 2007, currency fluctuations accounted for $0.1 million of the increase in engineering and development costs related to our Cherokee Europe operation.

Selling and marketing expense consists primarily of sales salaries and commissions, travel, advertising and marketing expenses. For the three months ended September 30, 2007, selling and marketing expense decreased by $0.2 million compared to the three months ended October 1, 2006. During the three months ended September 30, 2007, $0.1 million of the decrease was related to lower sales commissions due to lower sales, and $0.1 million was related to a reduction in sales and marketing personnel and overall compensation.

General and administrative expense consists primarily of salaries and other expense for management, finance, human resources, and information systems, legal and professional fees. For the three months ended September 30, 2007, general and administrative expense decreased by $0.1 million, of which savings of $0.1 million was related to the transfer of operations from Mexico to China, compared to the three months ended October 1, 2006, and $0.1 million was related to a decrease in bonus accruals and professional fees.  However, this decrease was offset by a $0.1 million increase in expenses due to currency fluctuations related to Cherokee Europe.

During the three months ended October 1, 2006, the Company incurred a one-time charge of $0.3 million restructuring costs for severance in accordance with SFAS 146, and $0.3 million of impairment costs for assets impaired in accordance with SFAS 144 compared to no expenses during the three months ended September 30, 2007. The charges were a result of our plan to realign and consolidate our Mexico operations into our China operations.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating loss for the three months ended September 30, 2007, and the three months ended October 1, 2006 was $1.0 million. Operating margin for the three months ended September 30, 2007 increased to a loss of 3.3% from an operating loss of 2.9% in the prior year period. For the three months ended September 30, 2007, currency fluctuations accounted for $0.1 million of the decrease in operating income related to our Cherokee Europe operation.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2007, and October 1, 2006 was $0.7 million for each period.  The interest expense is primarily related to payments for the $46.6 million of senior notes bearing interest at 5.25% annually.

OTHER INCOME (EXPENSE)

For the three months ended September 30, 2007 there was less than $0.1 million of other expense compared to $0.1 million recorded during the three months ended October 1, 2006.

INCOME TAXES

Benefit for income taxes for the three months ended September 30, 2007 and the comparable period of October 1, 2006, was $0.4 million, and $0.2 million, respectively. The benefit for the three months ended September 30, 2007 is higher by $0.2 million than the comparable period of October 1, 2006 due to operating losses generated in tax jurisdictions which were taxable in the prior year.  Based on available evidence, management expects the benefit to be recognized as a deferred tax asset at year-end.

Benefit for income taxes for the three months ended September 30, 2007 was calculated by estimating taxable income (loss) for certain tax jurisdictions using actual year to date operating results which represents the best estimate of the effective tax rate for the full fiscal year.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $1.3 million for the three months ended September 30, 2007, compared to a net loss of $1.4 million for the three months ended October 1, 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED OCTOBER 1, 2006

NET SALES

Net sales decreased by approximately 16.3%, or $17.5 million, to $90.0 million for the nine months ended September 30, 2007 from $107.5 million for the nine months ended October 1, 2006.

Overall telecom sales decreased by 34.3%, or $13.6 million, to $26.1 million for the nine months ended September 30, 2007 compared to $39.7 million for the nine months ended October 1, 2006.  The decrease in telecom sales was mainly due to a large triple play customer’s delay in deployment of their product.  Overall sales in the datacom sector were down 7.6%, or $3.5 million, to $41.3 million for the nine months ended September 30, 2007, compared to $44.8 million for the nine months ended October 1, 2006.  Overall sales in the industrial and medical sector were down 1.6%, or $0.4 million, to $22.6 million for the three months ended September 30, 2007 compared to $23.0 million for the three months ended October 1, 2006. For the nine months ended September 30, 2007, currency fluctuations offset $2.2 million of the decrease in net sales related to our Cherokee Europe operation.

GROSS PROFIT

Gross profit decreased by approximately 26.2%, or $6.0 million, to $17.0 million for the nine months ended September 30, 2007 from $23.0 million for the nine months ended October 1, 2006. Gross margin for the nine months ended September 30, 2007 decreased to 18.9% from 21.4% in the prior year period.

For the nine months ended September 30, 2007, the decrease in gross profit was primarily related to the unfavorable absorption and labor rate efficiencies compared to the nine months ended October 1, 2006, due to the overall lower sales volume. In addition, $0.3 million was related to temporarily higher factory overhead costs caused by running dual operations in Mexico and China. For the nine months ended September 30, 2007, currency fluctuations offset $0.3 million of the decrease in gross profit related to our Cherokee Europe operation.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2007 increased by approximately 7.4%, or $1.6 million, to $22.7 million from $21.1 million for the nine months ended October 1, 2006.  As a percentage of sales, operating expenses increased to 25.1% from 19.6% in the prior year period. For the nine months ended September 30, 2007, currency fluctuations accounted for $0.6 million of the increase in operating expenses related to our Cherokee Europe operation.

For the nine months ended September 30, 2007, engineering and development costs increased by $1.2 million compared to the nine months ended October 1, 2006, due to the increase in headcount to support our increase in new product development. Engineering and development expense was higher by $0.8 million in 2007 compared to the prior period in 2006 in our North America and Europe businesses due to ongoing design and development of active projects.   Expenses for our China operation were higher by $0.2 million during the nine months ended September 30, 2007 compared to the prior period in 2006.   We currently have a development team of 26 engineers in China compared to 6 in September a year ago. This investment follows our strategic plan to increase the level of our engineering resources in China to enable us to increase our design activity and allow us to market our product locally, and provide engineering support to our North American and European operations  For the nine months ended September 30, 2007, currency fluctuations accounted for $0.2 million of the increase in engineering and development costs related to our Cherokee Europe operation.

Selling and marketing expense consists primarily of sales salaries and commissions, travel, advertising and marketing expenses. For the nine months ended September 30, 2007, selling and marketing expense increased by $0.5 million compared to the nine months ended October 1, 2006, of which $0.4 million is related to a decrease during the prior period in 2006 due to a mutual release agreement made with a former business partner over sales commissions. The agreement released both parties from obligations arising from past transactions. As a result of this agreement, we made a one-time adjustment to reduce our selling and marketing expense by $0.4 million during the three months ended April 2, 2006. For the nine months ended September 30, 2007, currency fluctuations accounted for $0.2 million of the increase in selling and marketing expense related to our Cherokee Europe operation. However, this increase was offset by a decrease of $0.1 million in personnel expenses and sales commissions.

General and administrative expense consists primarily of salaries and other expense for management, finance, human resources and information systems. For the nine months ended September 30, 2007, general and administrative expense increased by $0.3 million compared to the nine months ended October 1, 2006.  Net professional fees were higher by $0.1 million for the nine months ended September 30, 2007 compared to the prior period in 2006, of which $0.3 million was related to higher professional fees and out of pocket expenses from additional work required to file our Form 10-K for the year ended December 31, 2006, offset by a decrease of $0.2 million in lower professional fees for quarterly reviews and legal matters in 2007 compared to 2006.  For the nine months ended September 30, 2007, general and administrative expense for Cherokee Europe was higher by $0.2 million due to currency fluctuations.

During the three months ended October 1, 2006, the Company announced the planned closure of its Mexico Facility. The Company incurred $0.2 million of operating costs related to severance and facility closure costs for the nine months ended September 30, 2007, compared to $0.6 million in the prior period.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating income decreased to a loss of $5.6 million for the nine months ended September 30, 2007 compared to income of $2.0 million for the nine months ended October 1, 2006.  Operating margin decreased to a loss of 6.2% from income of 1.8% in the prior year period. For the nine months ended September 30, 2007, currency fluctuations accounted for $0.3 million of the decrease in operating income related to our Cherokee Europe operation.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2007 was $2.1 million compared to $2.1 million for the nine months ended October 1, 2006.  The interest expense is mainly related to our 5.25% senior notes and commitment fees on our senior revolving credit line.

OTHER INCOME (EXPENSE)

Other income for the nine months ended September 30, 2007 was $0.7 million compared to $0.3 million for the nine months ended October 1, 2006.  Other income increased by $0.4 million in 2007 compared to the prior period in 2006 due to a net gain of $0.4 million from the sale of the Mexico Facility building.  See Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

INCOME TAXES

Provision (benefit) for income taxes for the nine months ended September 30, 2007 and the comparable period of October 1, 2006 was a $2.0 million benefit and a $0.4 million expense, respectively. The benefit for the nine months ended September 30, 2007 is higher by $2.4 million than the comparable period of October 1, 2006 due to operating losses generated in tax jurisdictions which were taxable in the prior year.  Based on available evidence, management expects the benefit to be recognized as a deferred tax asset at year-end.

Provision (benefit) for income taxes for the nine months ended September 30, 2007 was calculated by estimating taxable income (loss) for certain tax jurisdictions using actual year to date operating results which represents the best estimate of the effective tax rate for the full fiscal year.

NET LOSS

 As a result of the factors discussed above, we recorded a net loss of $5.0 million for the nine months ended September 30, 2007, compared to the net loss of $0.2 million for the nine months ended October 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED OCTOBER 1, 2006

Net cash used by operating activities for the nine months ended September 30, 2007 was $4.6 million, compared to net cash provided by operating activities of $1.0 million for the nine months ended October 1, 2006.

Net cash used in operating activities for the nine months ended September 30, 2007 reflected a net loss of $5.0 million which was primarily a result of $17.5 million lower revenues in 2007 compared to the comparable period in 2006, offset by a $0.4 million gain in the sale of assets held for sale related to the sale of the Mexico Facility building, a $0.8 million increase in inventory, $0.1 million increase in deposits and other assets, a $1.2 million decrease in accounts payable, a $3.6 million decrease in accrued liabilities and restructuring costs, a $0.1 million decrease in accrued compensation, and a decrease of $0.6 million in other long-term obligations.  This was offset by $2.4 million in depreciation and amortization, $0.1 million in amortization of deferred financing costs, $0.6 million of stock-based compensation related to SFAS 123R, a $2.4 million decrease in accounts receivable, a $1.2 million decrease in prepaid expenses and other current assets, and a $0.6 million increase in interest payable.

Net cash provided by operating activities for the nine months ended October 1, 2006 was $1.0 million.  Net cash provided by operating activities for the nine months ended October 1, 2006 reflected the positive effect of $2.3 million of net income before depreciation and amortization due to higher revenues, $0.3 million of impairment charges in relation to the future closure of the Guadalajara, Mexico facility, $0.5 million of stock-based compensation related to SFAS 123R, a $2.0 million increase in accrued compensation and benefits mainly due to the increase in bonus accrual, $0.6 million increase in interest payable related to the senior notes payment that was due in November 2006, and an increase of $0.5 million in long-term obligations.  These amounts were partially offset by a $0.1 million increase in net accounts receivable due to an increase in our days sales outstanding at October 1, 2006, a $2.9 million increase in net inventories due to delayed shipments and a higher backlog, a $0.8 million decrease in accounts payable, and a $1.3 million decrease in accrued liabilities and restructuring costs.

Net cash used in investing activities for the nine months ended September 30, 2007 was $0.9 million, in which $2.2 million was related to capital expenditures.  We invested $2.1 million in our China facility. We received $1.2 million of proceeds from the sale of the Mexico Facility building in 2007. Net cash used in investing activities for the nine months ended October 1, 2006 was $2.3 million related to capital expenditure purchases, of which $2.1 million was invested in our China facility.

Net cash provided by financing activities for the nine months ended September 30, 2007 and the nine months ended October 1, 2006 was $3.8 million and $0.1 million, respectively.  In July 2007, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV, and paid $0.3 million back during the three months ended September 30, 2007.  The loan arrangement is for six months, with monthly payments of $96,000 to continue until December 25, 2007.  The loan bears a 5.3% interest rate. As of September 30, 2007, the outstanding balance owed was $0.3 million.   During the three months ended September 30, 2007, Cherokee Europe borrowed $2.0 million from the line of credit with Bank Brussels Lambert, a subsidiary of ING Belgie NV.  In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC.  Pursuant to the loan contract, ICBC will advance up to the equivalent of approximately $3.3 million, expressed as RMB 25.0 million. The line is collateralized by the Company’s building in Shanghai, China. During the first three months of 2007, Cherokee China borrowed $1.3 million under this credit facility to support working capital requirements as our China subsidiary builds inventory and incur value-added tax on local purchases. As of September 30, 2007, the outstanding balance of $1.3 million due to ICBC remained due. During the nine months ended September 30, 2007, and the nine months ended October 1, 2006, $0.2 million, and $0.1 million, respectively, of employee stock purchase plan proceeds were received.

LIQUIDITY

We expect our liquidity requirements will be primarily for working capital and capital expenditures. As of September 30, 2007, we had cash and cash equivalents of $7.3 million, working capital of $37.9 million, no outstanding borrowings under our main revolving credit facility and borrowing base availability of $7.5 million under the same facility.  The Company also experienced an increase in inventory of $0.8 million since the year ended December 31, 2006, driven by an increase in finished goods. Part of the increase is related to finished goods inventory shipped to third-party warehouses (hub locations). Revenues from these sales will be recognized upon shipment from the hub locations to the customers, when title has passed.  The other part of the increase in inventory was to maximize the utilization of our relatively fixed manufacturing labor pool in Europe in anticipation of forecasted customer demand. Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Besides our credit line in the United States, Cherokee Europe also maintains a working capital line of credit of approximately $4.3 million, expressed as Euros 3.0 million, with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, and is collateralized by a pledge in first and second rank over a specific amount of business assets. Our access to the line is limited to $3.8 million because $0.5 million is committed to minimum guarantees on specific collections and payments. The facility requires Cherokee Europe to maintain a certain solvency ratio and is cancelable at any time.  However, in August 2007, ING Belgie NV temporarily limited the Company’s usage of the line of credit to $2.0 million, which presently prevents us from any additional borrowing, with the condition that they will review our company’s performance over the next few months to determine when to restore the borrowing availability back to $4.3 million.  During the three months ended September 30, 2007, Cherokee Europe borrowed $2.0 million from the line of credit which remained outstanding as of September 30, 2007.

In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC. Pursuant to the contract, ICBC will advance up to the equivalent of approximately $3.3 million, expressed as RMB 25.0 million. The line is collateralized by the Company’s building in Shanghai, China. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China. This facility is intended for working capital requirements in China, especially as our China subsidiary builds inventory for export to the United States and Europe and incur value-added tax on local purchases that can only be recovered through in-country sales of our product.  As of September 30, 2007, Cherokee China had $1.3 million of borrowings under this line of credit, which remained unchanged as of April 1, 2007.

Subject to the refinancing risk described below under Contractual Obligations and Item 1A. Risk Factors, we believe our cash flow from operations and our credit lines in the United States, Europe and China, are sufficient to meet our operating cash requirements for at least the next twelve months.

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

For 2007, we originally expected global capital expenditures to be approximately $2.9 million.  However, after our most recent forecast of our capital expenditures requirements for the year, we currently expect to spend $2.6 million.  Most of this spending will be in our investments in our manufacturing equipment at our facilities, of which $2.4 million will be for our China facility.  Our required capital investment in China started decreasing in 2006 and 2007, we expect this decrease to continue at a more rapid rate in the near future.. In 2006, our China facility required $3.0 million and in 2005, our initial investment into our China facility required $5.5 million, over two times the anticipated spending for 2007.

As of September 30, 2007, we had approximately $46.6 million of senior notes bearing an annual interest rate of 5.25%, payable semi-annually.  These notes become due on November 1, 2008.

Contractual Obligations

As of September 30, 2007, our borrowings consisted of approximately $46.6 million of senior notes, and no outstanding borrowings under our revolving credit facility.

Our senior notes bear interest at 5.25% annually, and mature on November 1, 2008. We are required to make semi-annual interest payments to holders of the senior notes, payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries. The Company is actively seeking to refinance this obligation, however, given the current credit market conditions the Company does not foresee refinancing this obligation until 2008.  The Company acknowledges that it may not be able to refinance this obligation at comparable interest rates to the 5.25% annual interest rate in the past, and could be considerably more.

On November 1, 2007, the Company and General Electric Capital Corporation amended the Credit Facility for the revolving line of credit dated February 24, 2004. Under our amended agreement, as of September 30, 2007, our borrowing base was $7.5 million under the Credit Facility, our eligible accounts receivable was $7.6 million. The Credit Facility matures in August 2008. We plan to use funds available under the Credit Facility to finance working capital and other cash requirements as needed. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

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

During the three months ended September 30, 2007, Cherokee Europe borrowed $2.0 million from the line of credit which remained outstanding as of September 30, 2007. In August 2007, Ing Belgie NV temporarily limited the Company’s usage of the line of credit to $2.0 million. However, in November 2007, after meeting with the Company's management to discuss Cherokee Europe's financial results and prospects, ING Belgie NV restored the line of credit back to its full availability of $4.3 million, less any borrowings outstanding.

As of September 30, 2007, Cherokee China had $1.3 million of borrowings under this line of credit, no additional borrowings were made since the first quarter of 2007.

As of September 30, 2007, we were in compliance with all of the covenants set forth in the principal agreements governing our debt.

In July 2007, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV, and paid $0.3 million back during the three months ended September 30, 2007.  The loan arrangement is over six months, with monthly payments of $96,000 to be paid off by December 25, 2007.  As of September 30, 2007, the outstanding balance owed was $0.3 million.

For a more detailed discussion related to the above financial instruments and obligations, see the subsection entitled “Debt” contained in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements.”

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

In January 2008 we have $0.6 million of scheduled distributions to be paid to participants from the deferred compensation plan.

The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of September 30, 2007 are as follows (in thousands):

Contractual Obligations	October 1, 2007 to December 30, 2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt	$—	$46,630	$—	$—	$—	$—	$46,630
Operating leases	406	1,634	592	30	20	112	2,794
Purchase order commitments	15,372	86	—	—	—	—	15,458
1999 Europe restructuring	70	166	323	60	—	—	619
2003 Europe restructuring	84	256	250	230	189	386	1,395
Long service award	10	56	108	204	23	523	924
Deferred compensation	63	642	75	49	68	505	1,402
Advances for research and development	13	62	59	59	59	359	611
Total	$16,018	$49,532	$1,407	$632	$359	$1,885	$69,833

The long-term liability for accrued pension costs included on the consolidated balance sheet is excluded from the table above. Cherokee is unable to estimate the timing of payments for these costs. During the nine months ended September 30, 2007, the Company contributed approximately $0.2 million.  Cherokee anticipates making non-U.S. pension contributions of approximately $0.3 million in 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled “Recent Accounting Pronouncements” contained in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Item 1. Financial Statements.”

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at September 30, 2007.

We had no variable rate debt outstanding at September 30, 2007. However, any debt we incur under the Credit Facility and the Cherokee Europe line of credit will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both transacted in Euros, thereby reducing the risk of foreign currency fluctuation on our European operations. The net effect on our operating income for foreign currency exchange rate fluctuations as of and for the three months ended September 30, 2007, was not material. However, the net effect on our operating income for foreign currency exchange rate fluctuations as of and for the nine months ended September 30, 2007, accounted for a $0.3 million decrease in our income. Historically, we have not actively engaged in exchange rate-hedging activities.

Item 4.   CONTROL AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rule 13a-15(e) and 15d-15(e)). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized, and filed or submitted on a timely basis. Based upon this evaluation and due to material weaknesses existing in our internal controls as of December 31, 2006, which have not been fully remediated as of September 30, 2007, we have concluded that, as of September 30, 2007, our disclosure controls and procedures were ineffective.

(b)    Changes in Internal Control over Financial Reporting

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As reported in Item 9A of our Annual Report on Form 10-K (for the year ended December 31, 2006) filed with the Securities and Exchange Commission on May 23, 2007, and updated in Item 4 on Form 10-Q (for the quarter ended July 1, 2007) filed with the Securities and Exchange Commission on August 14, 2007, we determined that certain material weaknesses in internal control over financial reporting existed, of which the following still exist as of September 30, 2007:

Architecture of Company’s IT systems does not presently support the financial reporting requirements of the Company’s international operations.

Our subsidiaries in India and China still maintain disparate financial accounting systems that do not completely interface with the Company’s primary ERP system, resulting in duplicate accounting entries on multiple systems. This causes a protracted reporting cycle which limits the oversight from corporate headquarters of transactional details at our international sites. Site level financial statements are delivered on spreadsheets to the corporate office for consolidation.

Our European operation has its own separate ERP system that is integrated into the local accounting system; however this system does not automatically interface financially with our corporate headquarters. Therefore, financial results are also delivered to our corporate office by means of spreadsheets, and the corporate office also has insufficient visibility to transactional details.

The consolidation of all these local results delivered on spreadsheets is in turn prepared on spreadsheets at our corporate office. Consolidations performed on spreadsheets are prone to human error and are difficult to review. As such, the existing consolidation process requires additional monitoring and oversight. Oversight and monitoring are discussed in more detail below.

The Company is continuing to develop IT interface solutions for key activities in China.  After these solutions are fully implemented, we will determine what IT solutions will be required for our other locations.   In the interim, the Company has supplemented these technical IT solutions with additional staffing and improved internal monitoring procedures.

The methodology and support for valuing and capitalizing inventory costs, and determining inventory reserves

As remediated in second quarter of 2007, the Company now evaluates historical and projected labor and overhead costs to determine their reasonableness.  This process is subject to finance management oversight and review.  The Company still does not track labor by product model at most locations.

Oversight and monitoring controls

The lack of an integrated financial reporting system creates the need for significant manual intervention and staffing to prepare spreadsheets, create eliminating entries, make tax adjustments, and U.S. GAAP adjustments.  Additionally, our remote locations, other than Europe, have one local controller with little more than clerical support to maintain the local accounting system, transport information from the ERP system to their local books, report financial statements to our headquarters in the U.S. and perform routine functions such as account reconciliations.  As part of our SOX 404 compliance efforts, the Company is performing a detailed review of procedures and personnel at each site location.  The Company is committed to resolving all deficiencies identified.

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

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention of those responsible for oversight over the company's financial reporting.

In addition, subject to preliminary Sarbanes-Oxley internal audits during the third quarter of 2007, significant deficiencies in controls have been identified in some of our locations.  These deficiencies include: inadequate fixed asset management systems and procedures in some locations which could adversely impact the value of fixed assets and/or depreciation on the corporate books and inadequate system controls over shipping cutoffs which therefore require significant manual intervention to maintain.  Should our manual interventions fail, this weakness could adversely impact the recording of revenue on the corporate books.  These weaknesses are being actively worked on by the Company.

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

Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our September 30, 2007 quarter-end that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

During the quarter ended September 30, 2007, we were not a party to any material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

Item 1A.   Risk Factors

Except for the updated risk factor described below, there have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2006 Annual Report on Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company's Form 10-K.

Any inability to refinance our senior notes on terms favorable to us could have a material adverse effect on our financial condition or results of our operations.

As of September 30, 2007, we had outstanding approximately $46.6 million of senior notes bearing interest at an annual rate of 5.25%.  These notes become due on November 1, 2008.  We intend to consider various alternatives for refinancing this debt before its stated maturity date.  However, our ability to refinance this debt may be negatively impacted by market conditions.  Recently, domestic financial markets have experienced unusual volatility and uncertainty. While these conditions have occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened throughout domestic financial markets generally.  Consequently, our ability to access credit markets in order to refinance our senior notes on reasonable terms is uncertain, and no assurances can be given that we will be successful in arranging a refinancing in a timely manner, on terms satisfactory to us or at all.  Any inability to refinance our senior notes on terms favorable to us could have a material adverse effect on our financial condition or results of our operations.

Item 4.   Submission of matters to a vote of security holders

At our annual meeting of stockholders, held July 17, 2007, there were 14,182,055 shares, or 73.30% of the 19,346,959 shares outstanding and entitled to vote, represented either in person or by proxy.  Three proposals were presented to a vote of stockholders:

Proposal 1.   To elect seven members to the board of directors, each to serve until the next annual meeting of stockholders and until his or her successor has been elected and qualified.  All nominees were elected.

Name of Director	Position	Total Number of Votes Cast For	Total Number of Votes Cast Against	Total Number of Votes Withheld
Raymond Meyer	Chairman of the Board	13,897,527	—	284,528
Jeffrey Frank	President, CEO and Director	14,154,860	—	27,195
Vincent Cebula	Director	14,154,860	—	27,195
Clark Michael Crawford	Director	13,897,527	—	284,528
Daniel Lukas	Director	14,141,797	—	40,258
Larry Schwerin	Director	14,154,860	—	27,195
Edward Phillip Smoot	Director	13,895,627	—	286,428

There were no broker non-votes and abstentions.

On October 29, 2007, Vincent Cebula resigned from the board of directors of Cherokee International Corporation (the "Company"). Mr. Cebula's decision to resign was based on his decision to leave Oaktree Capital Management, L.P., a significant stockholder of the Company, and not the result of any disagreement relating to the Company's operations, policies or practices.

Proposal 2.  To ratify the selection of Mayer Hoffman McCann P.C. as our independent auditors for the fiscal year ending December 30, 2007.

Voting to adopt were 14,145,837 shares. Voting against the adoption were 27,994 shares. There were no broker non-votes. Abstentions totaled 8,224 shares.

Proposal 3.  To increase the number of shares of the Company’s common stock reserved for issuance under the Company’s 2004 Omnibus Stock Incentive Plan by 1,000,000 shares.

Voting to adopt were 7,554,071 shares. Voting against the adoption were 2,709,983 shares. There were 3,913,208 broker non-votes. Abstentions totaled 4,793 shares.

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

CHEROKEE INTERNATIONAL CORPORATION

Date: November 13, 2007	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President, Chief Executive Officer, and Director
Date: November 13, 2007	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President, Chief Financial Officer, and Secretary