Form 10-K
period 2007-12-30
CHEROKEE INTERNATIONAL CORP
filed 2008-03-28
CIK 1090069

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 000-50593

Cherokee International Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4745032 (I.R.S. Employer Identification Number)
2841 Dow Avenue Tustin, California (address of the principal executive offices)	92780 (zip code)

Registrant's telephone number, including area code (714) 544-6665
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

(1) Yes ☒    No ☐    (2) Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 29, 2007) was approximately $46,101,769.

         As of March 1, 2008, 19,453,557 shares of the Registrant's common stock, $0.001 par value, were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for our 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHEROKEE INTERNATIONAL CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 30, 2007

        Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "projects," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" beginning on page 12 of this report. The information contained in this Annual Report on Form10-K should be read together with other reports and documents that we file with the Securities and Exchange Commission (the "SEC") from time to time, including Forms 10-Q and 8-K, which may supplement, modify, supersede or update those risk factors. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Unless the context indicates otherwise, all references herein to "Cherokee International Corporation," "the Company," "we," "us," and "our" refer collectively to Cherokee International Corporation and its subsidiaries.

        Our fiscal years 2007, 2006, and 2005, ended on December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

PART I

ITEM 1.    BUSINESS

Overview

        We are a designer and manufacturer of power supplies for original equipment manufacturers ("OEMs"). Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, telecom, medical and industrial markets. Our power supply products are differentiated from those used in lower-end electronics, such as personal computers and mobile phones, by their complexity, high level of engineering content and reliability. We strive to distinguish ourselves from our competitors by offering sophisticated engineering, design flexibility, innovative solutions, rapid prototype development and efficient, low-cost manufacturing to our customers.

        Our principal executive offices are located at 2841 Dow Avenue, Tustin, California 92780, and our telephone number is (714) 544-6665. We maintain a website at www.cherokeepwr.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our website or upon written request to 2841 Dow Avenue, Tustin, California 92780, Attention: Investor Relations as soon as reasonably practicable after the Company electronically files such materials with the SEC. The contents of our website are not incorporated by reference in to this Annual Report on Form 10-K and shall not be deemed "filed" under the Exchange Act.

        We operate worldwide and have facilities in Orange County, California; Bombay, India; Wavre, Belgium and Shanghai, China. In March 2007, we closed our manufacturing facility in Guadalajara, Mexico. In May 2007, we sold this manufacturing facility located in Mexico and in December 2007 we sold our subsidiary, Cherokee Electronica, S.A. de C.V. Since November 1987, our main office and U.S. manufacturing facility has been located in Tustin, California. On November 26, 2002, we reorganized from a California limited liability company into a Delaware corporation by merging Cherokee International, LLC with and into Cherokee International Corporation.

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

  Need for Highly Reliable Power in Critical Commercial Applications

        Power supplies are normally embedded in OEMs' products and deliver power critical to the function of those products. Although the power supply typically constitutes less than 5% of the cost of the end product, it must efficiently and reliably convert power from the electric utility grid into the precise form and quality of power required by complex electronic equipment, such as mainframe computers, enterprise servers, routers and networking equipment, wireless base stations, access networks, ultrasound machines, and industrial process control and automation equipment. This equipment requires a precise and constant supply of electrical power, significantly more refined than the power provided by the electric utility grid.

        On average, the electric utility grid supplies quality power, free from surges, spikes or sags, 99.9% of the time. However, this still results in the equivalent of nine hours per year of unavailable power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In lower-end consumer electronics applications, a brief interruption of power only interrupts operation for the time that the power is actually unavailable. In commercial applications, however, interruption in the power supply or an inability to regulate and distribute the precise amount of power within the commercial application could cause the entire end product to fail, resulting in extensive downtime. This downtime could cause the OEM to lose revenue as a result of customer dissatisfaction and may cause financial and operational damage to the end user of the OEM's product. As a result, OEMs are very selective in their choice of a power supply vendor and place a high degree of importance on the vendor's reliability, emphasizing the quality of the products as well as the sophistication of the vendor's engineering capabilities.

  Power Supply Market—Custom, Modified Standard and Standard

        Power supplies are designed for an OEM based on the needs of specific customer applications. Each of these applications may require a standard, modified standard or custom designed power supply.

  •
  Custom power supplies are typically sold directly to a manufacturer and necessitate a strong working relationship between the OEM and the power supply vendor. OEMs purchase custom power supplies to provide maximum design flexibility to meet the exact requirements for their specific application. These custom products usually have low- to mid-production volumes and higher margins than standard or modified standard models. Custom power supplies are typically provided by a sole source supplier. Once a custom power supply is designed into an OEM's product, it is difficult, time consuming and costly for the OEM to switch vendors.

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

  •
  Complete end-to-end solutions including a broad product offering built from high power density platforms;

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

  Distinctive Combination of Local Engineering with Low-Cost Manufacturing

        We provide our customers with competitive pricing and better service compared to our competition because of our strategically located design and engineering facilities, which are located closer to our customers' design and manufacturing facilities. This proximity to our customers' design and manufacturing facilitates a faster turn around of changes to the design of the product requested by our customers during the design and testing process, which improves efficiency, lowers cost, and provides our customers with better service. Therefore, the "point of consumption" is an important part of our strategy of investing in operations, which we aim to locate in close proximity to our customers. With our design centers located in the United States, Europe, and China we can provide a more efficient alternative to their design and engineering product demands.

        We are able to offer competitively priced manufactured products to our customers at lower costs to them due to our manufacturing facilities located in Shanghai, China and Bombay, India. These facilities allow us the ability to provide low-cost manufacturing solutions for the more labor- intensive aspects of our production process. Most of our products can be manufactured in multiple facilities, which gives us flexibility in meeting our customers' changing production requirements.

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

  Strong Partnerships with Blue Chip OEM Customers

        We provide products to a number of leading OEMs. We believe our customers continue to seek long-term power-solution partners to act as an extension of their own engineering teams and support their global manufacturing product needs over long product lifecycles. We have assembled a team of engineers focused on custom/modified standard design with close relationships to our customers' engineering staffs. We believe these engineering relationships have allowed us to strengthen our overall relationships with our customers.

  Sole Provider for Programs Comprising a Significant Portion of Sales

        Because of the custom nature of our products, a significant portion of our sales are from sole source relationships with our customers. Our products are generally used for the entire life cycle of a customer's end product, providing a base of recurring sales from year to year during that cycle. This life cycle can range anywhere from two to five years in computing, storage and communications applications, and up to seven to fifteen years in industrial and medical applications. We have found that OEMs generally do not change vendors once a power supply has been designed into a product.

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

        Prototype lead-time is a critical factor in a customer's selection of a power supply manufacturer. On average, we deliver custom product prototypes within 10 to 12 weeks of a "design win". This rapid prototyping capability along with our effort to reduce production time helps our customers meet their product development commitment dates and beat their competitors to market. We provide our customers with short prototype lead times and fast time-to-production by:

  •
  Employing experienced engineers who are dedicated to design and development, and communicate directly with a customer's engineers throughout the design process;

  •
  Setting up our manufacturing lines to run custom products efficiently; and

  •
  Leveraging our common componentry and extensive database of product designs.

Executive Officers of Cherokee

        Jeffrey Frank, 53, joined Cherokee in September 2001 as President, Chief Executive Officer and a member of our board of directors. Prior to joining Cherokee, Mr. Frank was President of Lambda LEI from July 2000 through September 2001. From May 1996 to March 2000, Mr. Frank was President of Polestar Laboratories. Mr. Frank has over 24 years of experience in the electronics industry in which he spent twelve years with Deltec Electronics, a manufacturer of uninterruptible power supplies that are marketed to OEM accounts globally.

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

        Bassam Marawi, 48, joined Cherokee in October 2006 as Vice President of Research and Development. Prior to joining Cherokee Mr. Marawi served as Director of Engineering at Flextronics. From August 2000 to October 2003 Mr. Marawi was senior manager at Dell Inc. From April 1994 to August 2000, Mr. Marawi served as senior manager at Lucent Technologies, Bell labs. Mr. Marawi has over 24 years experience in power supplies and engineering management.

        Alex Patel, 58, has served as our Vice President of Engineering since August 2002 and served as Director of Engineering from 1988 to 1993 and from March 1996 to August 2002. Mr. Patel was the Vice President of Engineering at Bikor from 1993 through March 1996, when we acquired substantially all of the assets of Bikor. Prior to joining the Company in 1988, Mr. Patel was a Senior Development Engineer at GE and Leland Electrosystems for 11 years combined.

        Mukesh Patel, 43, has served as our Executive Vice President of Global Operations since June 2005. Prior to June 2005, Mr. Patel served as Cherokee's Vice President of Information Technology since August 1996. Prior to Cherokee, Mr. Patel served as Vice President of Operations at Bikor Corporation, until Cherokee acquired substantially all of the assets of Bikor.

        Howard Ribaudo, 49, has served as Vice President of Sales for Cherokee since February 2005. Mr. Ribaudo served as Vice President of Global Accounts from March 1996 to February 2005, and served in various other capacities for Cherokee from 1988 through September 1993. Mr. Ribaudo served as Vice President of Sales and Marketing for Bikor Corporation from September 1993 through March 1996, when we acquired substantially all of the assets of Bikor.

        Michael Wagner, 42, has served as Vice President of Marketing for Cherokee since November 2001. Mr. Wagner served as Director of Marketing for Lambda Electronics from July 1988 to October 2001.

Business Strategy

        Our objective is to grow our business profitably by being the power supply partner of choice for select industry-leading OEMs who require sophisticated power solutions. Key elements of our strategy include:

  Increase Sales to Our Existing Customers, Development of New Accounts in Growth Markets and a Diversification of Customers in the Four Vertical Markets Served.

        Over the past few years, we have made a significant effort to enhance the processes and systems used in our interaction with customers. These enhancements include the addition of sales administration and program management personnel who provide expanded customer service support, the implementation of a global account strategy to coordinate the sales efforts of our North American, European and Asian operations for customers that require a global purchasing solution, and systems to improve the efficiency of our order entry process. We believe these changes have resulted in increased sales and exemplary customer service to many of our existing customers. We intend to leverage our competitive strengths, in-depth knowledge of our customers' needs and expanded product line to continue to increase sales to our existing customers. In addition, as OEMs reduce the number of power supply vendors with whom they work, we continue to focus on increasing our business with existing customers.

  Expand Our Customer Base Through Increased Sales and Marketing Efforts

        We continue to invest in our internal sales force and our network of independent sales representatives, their focus and efforts have been on developing new business from our existing customer relationships.

        In 2007, we generated 81 design wins for all products within all regions, of which 56 were considered major design wins. In 2006, we generated 92 design wins for all products within all regions, of which 53 were considered major design wins.

  Expand and Cross-Sell Product Offerings

        We plan to continue to broaden our existing product line and cross-sell products on a global basis to attract new customers in order to capture a larger market share of our existing customers' business. We intend to leverage our portfolio of standard and modified standard products in order to market these products both directly and on a private label and branded basis through available sales channels. We believe we have the ability and the opportunity to market custom products developed for one customer on a custom, modified standard or standard basis, to other customers.

  Expand Our International Manufacturing Presence

        In 2006, we expanded our operations into the Far East where we opened a new facility in Shanghai, China; we were fully operational by the end of the second quarter in 2006. The facility contains over 120,000 square feet of space with the capacity to accommodate sales, marketing, manufacturing, engineering and the requisite support personnel and functions that will enable us to expand into Asia as well as address the manufacturing needs of our North American and European customers. By locating our manufacturing facilities closer to our customers' own facilities, we are able to offer solutions with a lower cost base, increase production flexibility and decrease the lead times of our products.

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

Competitive and Business Challenges

  Relatively Lower Net Sales

        The design, manufacture and sale of power supplies are highly competitive. Some of our competitors have substantially greater net sales, resources and geographic presence than we do. In addition, cancellations, reductions or delays in customers' orders or commitments or an increase in warranty product returns could have a greater effect on us than some of our competitors because of our lower level of net sales.

  Fixed Operating Costs

        Operating costs of our existing manufacturing facilities and related administrative expenses are relatively fixed and therefore cannot be easily reduced if sales decline.

  Unpredictable End Markets

        As a provider of power supplies to OEMs in the electronic equipment industries, our sales are dependent upon the success of these end markets and the underlying products in which our power supplies are components. We have no control over, and cannot always accurately predict the demand in our customers' end markets.

  International Operations

        A significant portion of our business is conducted internationally. Operating internationally subjects us to risks that we would not otherwise face, such as political and economic instability, terrorism and civil unrest, difficulties in staffing and managing these operations, and fluctuations in foreign exchange rates.

Product Line

        Our products cover a broad range of applications in the commercial end-market, from low to high power, ranging from 10 to 27,000 watts. Our power supplies are self-contained units, range in weight from one-half of a pound to thirty pounds and are normally incorporated inside OEM's end products.

        Most of our power supplies are custom made, although we also produce some modified standard and standard products. We focus on designing and manufacturing mid- to high-end custom and modified standard commercial power supplies because they typically have the highest margins. Our large database of custom and modified standard products allow us to benefit from the opportunity to incorporate our existing engineering and designs into new customer products in order to expedite design and time-to-market. We introduced a complementary line of DC/DC products in the commercial market to take advantage of the growing DC/DC market. Our DC/DC converters range from 20 to 500 watts. We will continue to focus on selling our DC/DC products to existing AC/DC customers, as we believe there is an increased demand for these products and synergy with a complete distributed power application or "DPA" solution.

Customers

        Our OEM customers are in diverse markets such as servers and storage, networking, wireless infrastructure, medical, high-end mainframes, industrial process controls, and other electronic equipment industries. Most of these OEMs are Fortune 500 companies and leaders in their respective industries. Our top ten customers accounted for approximately 50% of net sales for the year ended December 30, 2007, and approximately 51% for the year ended December 31, 2006. One customer accounted for more than 10% of net sales for the year ended December 30, 2007, however no customer accounted for more than 10% of net sales for the year ended December 31, 2006. We derived approximately 50% of our net sales during the year ended December 30, 2007 and 52% of our net sales during the year ended December 31, 2006 from customers in North America. The remainder of our net sales for such periods was to customers outside of North America, with the majority of these sales to customers in Europe and Asia. For the dollar amount of net sales attributable to customers located by geographical region, please refer to Note 13 in our consolidated financial statements included in this Annual Report on Form10-K.

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

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts, and customers may generally cancel, reduce or postpone orders or commitments. Backlog consists of purchase orders received for which we have not shipped product. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to postponement. Our backlog was approximately $55.3 million at February 29, 2008 and $46.8 million at February 28, 2007. Our backlog was approximately $45.3 million at December 30, 2007, and $45.4 million at December 31, 2006. We expect a substantial majority of our backlog to be shipped within the next 12 months. We have also entered into certain warehousing arrangements with some of our customers, whereby we have agreed to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party warehouse location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery and title has passed.

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

        In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we have automated many electronic assembly and testing processes which were traditionally performed manually and we have standardized our manufacturing processes to efficiently utilize our resources and optimize our capacities. Our manufacturing facilities are designed to quickly produce a broad range of products at a low cost. At December 30, 2007 we had eleven SMT lines located throughout our facilities. SMT permits reduction in board size by eliminating the need for holes in the printed circuit boards and by allowing components to be placed on both sides of a board. Each SMT line is capable of placing as many as 40,000 parts per hour, with each machine hour equating to approximately 50 labor hours.

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

        Most of our customers require that their power supplies meet or exceed established international safety and quality standards. In response to this need, we design and manufacture power supplies in accordance with the certification requirements of many international agencies, including Underwriters Laboratories Incorporated (UL) and Telcordia/Belcore in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) and Verband Deutscher Electrotechniker (VDE), both in Germany; the British Approval Board for Telecommunications (BABT) in the United Kingdom; and the European Telecommunications Standard Institute (ETSI) and International Electrotechnical Committee (IEC), both European standards organizations. In 2006, we received certification from the China Compulsory Product Certification (CCC), Belgian Safety (CEBEC) and Taiwan's Bureau of Standards, Metrology and Inspection (BSMI) organizations.

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

        All of our facilities in California, Belgium, China and India are currently ISO 9001:2000 certified. All facilities, excluding our India Facility, are also certified to the higher ISO 14000 standard. In addition, our China Facility is OHSAS 18001:1999 certified.

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

        The following are two European Economic Community ("EEC") directives that are having an effect on the entire electronics industry, including the Company:

        (1)   Restriction of Hazardous Substances in Electrical and Electronic Equipment, more commonly known as RoHS. This European directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive became effective on July 1, 2006. The Company began manufacturing compliant products in 2006 and continues to work actively with its customers to ensure compliance. The Company is focused on consuming all non-compliant material on-hand within a reasonable period. However, the Company may have to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the Company. There is also a risk of fines associated with non-compliance with the RoHS directive; however, the Company is not aware of any specific potential fines, and the Company anticipates complying with all provisions of this legislation.

        (2)   Waste Electrical and Electronic Equipment, also known as WEEE. This directive became effective August 13, 2005 and requires manufacturers and importers to properly recycle or dispose of such equipment at the end of its useful life. The Company believes it has limited exposure to the WEEE directive because its products are usually installed into another user's system, but this directive may be interpreted and enforced differently in the future. If so, the Company may face significant risk of fines and costs associated with non-compliance with the existing laws and regulations in the European Union. The Company began manufacturing compliant products in 2005, and continues to work actively with its customers to ensure compliance.

        As of December 30, 2007, the Company does not foresee any material estimated capital expenditures for environmental remediation's or related costs to our manufacturing facilities in the future.

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

Competition

        The power supply manufacturing industry is highly fragmented and characterized by intense competition. According to Micro-Tech Consultants, in 2007 there were over 1,000 third-party AC/DC and DC/DC power supply manufacturers worldwide. No single company dominates the overall power supplies market and our competitors vary depending upon the particular power conversion product category. Our competitors include Emerson Network Power, Delta Electronics, TDK (Lambda), Power One, Lineage Power, Murata, Eltek-Valere, Vicor, and many other companies.

        We believe that the principal competitive factors in our targeted markets are length of time-to-market, manufacturing flexibility, technical knowledge, quality and cost. We believe that, compared to our competition, we sell products with comparable or better quality characteristics at comparable prices.

Engineering and Product Development

        Our engineering and product development activities are principally directed to the improvement of existing products and the development of new power supplies to satisfy customer needs. As part of the collaborative relationships established by us with our key customers, we work closely with our customers to develop new products. Product development is performed by a group of design engineers and technicians primarily located in Tustin, California and Wavre, Belgium. We also opened a Far East design center in our China Facility during the second quarter of 2007.

        Our total expenditures for engineering and product development were $10.9 million, $9.5 million and $9.0 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

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

        On November 16, 2007, SynQor announced that it had filed a lawsuit against several of its competitors, including Cherokee International Corporation who was named in the complaint, for infringement of two patents relating to bus converters and/or non-isolated point of load converters used in intermediate bus architectures. The patents at issue are U.S. patents 7,072,190 and 7,272,021. The suit was filed in Federal Court in the Eastern District of Texas. The Company intends to vigorously defend this lawsuit. Although the ultimate aggregate amount of monetary liability or financial impact with respect to this lawsuit is subject to many uncertainties and is therefore not predictable with assurance, the final outcome of this lawsuit, if adverse, could have a material adverse effect on our financial position, results of operations or cash flows.

Employees

        At December 30, 2007, we employed 1,519 full-time employees at our facilities in the following capacities:

Function	U.S.	Europe	India	China	Total
Manufacturing	260	181	432	406	1,279
Engineering (including R&D)	47	35	1	26	109
Quality Control	21	10	2	6	39
Marketing	12	13	—	5	30
General Administration	20	15	14	13	62

Total	360	254	449	456	1,519

        None of our North America or China employees are represented by a labor organization. Most of the employees in Belgium and India are represented by local unions that are subject to collective bargaining agreements. Our union workers in India are currently working with an expired labor agreement. Management is currently negotiating to renew this agreement.

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

Risks Relating to Our Company and Industry

We are substantially dependent upon sales to a relatively small group of customers. The loss of one or more major customers, or the discontinuation or modification of these customers' products, could materially and adversely affect the results of our operations.

        Our top ten customers accounted for approximately 50% of our net sales for the year ended December 30, 2007 and approximately 51% of our net sales for the year ended December 31, 2006. In addition, one customer accounted for more than 10% of net sales in 2007. The loss of any of our major customers could have a material adverse effect on our financial condition or results of operations. We do not have long-term contracts with our customers, and our customers use alternative power supply providers for some or all of their products. We may not be able to maintain our customer relationships, and our customers may reduce or cancel their purchase orders, purchase power supplies elsewhere or develop relationships with additional providers of power supplies, any of which could adversely affect our financial condition or results of operations. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results. Prior to, or at the end of, a product's life cycle, any of our customers may decide to discontinue or modify any of its products. In that event, the customer may no longer have a need for our products or may choose to integrate a competitor's power supply into the customer's new or modified product. The resulting loss of revenues could also adversely affect our financial condition or results of our operations.

Failure by our customers or us to keep up with rapid technological change in the electronic equipment industries could result in reduced sales for us.

        Many of our existing customers are in the electronic equipment industries, especially wireless infrastructure and networking, and produce products that are subject to rapid technological change, obsolescence and large fluctuations in world-wide product demand. These industries are characterized by intense competition and end-user demand for increased product performance at lower prices. We may not be able to properly assess developments in the electronic equipment industries or identify product groups or customers with the potential for continued and future growth. Factors affecting the electronic equipment industries, in general, or any of our major customers or their products, in particular, could have a material adverse effect on our financial condition or results of operations. For instance, as a provider of power supplies to OEMs in the electronic equipment industries, our sales are dependent upon the success of the underlying products of which our power supplies are a component. We have no control over the demand for or success of these products. If our customers' products are not well received by, or if demand for their products fails to develop among end-users, our customers may discontinue or modify the product or reduce the production of the product. Any of these events could lead to the cancellation or reduction of orders for our power supplies that were previously made or anticipated, which could materially adversely affect our financial condition or results of operation.

See "Cancellations, reductions or delays in customers' orders or commitments, or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations" for more information. The markets for our products are characterized by rapidly changing technologies, increasing customer demands, evolving industry standards, frequent new product introductions and shortening product life cycles. Generally, our customers purchase our power supplies for the life cycle of a product, which can range anywhere from two to fifteen years. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as the accurate anticipation of technological and market trends. As the life cycle of our customers' products shorten, we will be required to bid on contracts for replacement or next generation products to replace revenues generated from discontinued products more frequently. These bids may not be successful. Even if we are successful, we may not be able to successfully develop, introduce or manage the transition of new products. Any failure or delay in anticipating technological advances or developing and marketing new products that respond to any significant technological change or significant changes in customer demand could have a material adverse effect on our financial condition or results of operations.

We face significant competition, including from some competitors with greater resources and geographic presence than us. Our failure to adequately compete could have a material adverse effect on our business.

        The design, manufacture and sale of power supplies are highly competitive and characterized by increasing customer demands for product performance, shorter manufacturing cycles and lower prices. Our competition includes numerous companies throughout the world, some of which have advantages over us in terms of labor and component costs and technology. Our principal competitors are Emerson Network Power, Delta Electronics, TDK (Lambda), Power One, Lineage Power, Murata, Eltek-Valere, and Vicor. Some of our competitors have substantially greater net sales, resources and geographic presence than we do. Competition from existing competitors or new market entrants may increase at any time. We also face competition from current and prospective customers that may design and manufacture their own power supplies. In times of an economic downturn, or when dealing with high-volume orders, price may become a more important competitive factor, forcing us to reduce prices and thereby adversely affecting our financial results. Some of our major competitors have also consolidated through merger and acquisition transactions. Consolidation among our competitors is likely to create companies with increased market share, customer bases, proprietary technology and marketing expertise, and an expanded sales force. These developments may adversely affect our ability to compete.

Cancellations, reductions or delays in customers' orders or commitments, or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations.

        We do not obtain long-term purchase orders or commitments from our customers, and customers may generally cancel, reduce or postpone orders or commitments. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. For example, our entire $45.3 million backlog as of December 30, 2007 was subject to cancellation upon the payment by our customers of cancellation fees that vary depending on individual purchase orders. We also enter into certain warehousing arrangements with some of our customers, whereby we agree to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery and title has passed. We may not be able to replace cancelled, delayed or reduced orders or commitments in a timely manner or at all and in some instances may need to write-off inventory. Significant or numerous cancellations, as well as reductions or delays in orders or commitments, including as a result of delays in or the failure to take delivery of products that are subject to such arrangements, by a customer or group of customers, could materially adversely affect our financial condition or results of operations.

        We also offer our customers a warranty for products that do not function properly within a limited time after delivery. We regularly monitor and track warranty product returns and record a provision for the estimated amount of future warranty returns based on historical experience and any notification we receive of pending warranty returns. We may experience greater warranty return rates than we have in the past. Any significant increase in product failure rates and the resulting warranty credit returns could have a material adverse effect on our operating results for the period or periods in which those warranty returns occur.

Our international manufacturing operations and our international sales subject us to risks associated with foreign laws, policies, economies and exchange rate fluctuations.

        We have manufacturing operations located in Europe, India, and China. We may expand our operations into other foreign countries in the future. In addition, international sales have been, and are expected to continue to be, an important component of our total sales. International sales represented 50% of our net sales for the year ended December 30, 2007 and 48% of our net sales for the year ended December 31, 2006. Our manufacturing operations and international sales are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. For example, our European Division (Cherokee Europe) has two restructuring plans in place. The first one (the 1999 Europe restructuring) was inherited by us in 2000 when we purchased this division from Panta Electronics, and the second (the 2003 Europe restructuring) was implemented in 2003 by us. Both of these plans were significantly impacted by local labor laws and union labor negotiations, and required termination benefits. When we acquired Cherokee Europe in 2000, we inherited a liability of approximately $2.2 million to be paid through 2010 as a result of the 1999 Europe restructuring. When we implemented the 2003 Europe restructuring, we recorded a $4.5 million expense to be paid through 2016. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations." Other risks affecting our international operations include:

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

        Although we transact business primarily in U.S. dollars, a portion of our sales and expenses, including labor costs, are denominated in the Indian rupee, the Chinese renminbi ("RMB"), the Euro and other European currencies. For the years ended December 30, 2007 and December 31, 2006, net sales in Europe accounted for 35% and 37% of our net sales, respectively. Declines in the value of the U.S. dollar relative to the Euro impacted our revenue, cost of goods sold and operating margins for these periods and resulted in foreign currency transaction gains and losses. Foreign currency translation gains or losses recorded in other comprehensive income, a component of equity, for the years ended December 30, 2007 and December 31, 2006 were a gain of $1.2 million and a gain of $1.6 million, respectively. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future.

An interruption in delivery of component supplies could lead to supply shortages or a significant increase in our cost of materials.

        We are dependent on our suppliers for timely shipments of components, including components manufactured by us in our India facilities. We typically use a primary source of supply for each component used in our products. Changing suppliers or establishing alternate primary sources of supply, if needed, could take a significant period of time, which in turn could result in supply shortages and increased prices. In some cases, we source components from only one manufacturer. Substantially all of our revenues are derived from the sale of products that include components that we source from only one manufacturer. In addition, many of our suppliers are located outside of the United States, and timely delivery from these suppliers may not occur due to interruptions in transportation, import-export controls, tariffs, quotas, taxes and other market barriers, and political and economic stability in the country in which the components used in our products are produced or the surrounding region. An interruption in supply could have a material adverse effect on our operations. Any shortages of particular components could increase product delivery times and costs associated with manufacturing, thereby reducing gross margins. Additionally, these shortages could cause a substantial loss of business due to shipment delays. Any significant shortages or price increases of components could have a material adverse effect on our financial condition or results of operations.

Our quarterly sales may fluctuate while our expenditures remain relatively fixed, potentially resulting in lower gross margins and volatility in our stock price.

        Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. Fluctuations in customer needs, cancellations, reductions and delays in orders and commitments may cause our quarterly results to fluctuate. See the risk factor above entitled "Cancellations, reductions or delays in customers' orders or commitments or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations." Variations in volume production orders and in the mix of products sold by us have also significantly affected sales and gross profit. Sales are generally impacted by a combination of these items and may also be affected by other factors. These factors include:

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

        Our operations are subject to general laws, regulations and government policies in the United States and abroad. Additionally, our product standards are certified by agencies in various countries, including, among others, the United States, Canada, Asia, Germany and the United Kingdom. Changes in these laws, regulations, policies or certification standards could negatively affect the demand for our products, result in the need to modify our existing products, increase time-to-production or affect the development of new products, each of which may involve substantial costs, or loss of or delayed sales, and could have a material adverse effect on our financial condition or results of operations.

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

        The following are two European Economic Community ("EEC") directives that are having an effect on the entire electronics industry, including the Company:

        (1)   Restriction of Hazardous Substances in Electrical and Electronic Equipment, more commonly known as RoHS. This European directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive became effective on July 1, 2006. The Company began manufacturing compliant products in 2006 and continues to work actively with its customers to ensure compliance. The Company is focused on consuming all non-compliant material on-hand within a reasonable period. However, the Company may have to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the Company. There is also a risk of fines associated with non-compliance with the RoHS directive; however, the Company is not aware of any specific potential fines, and the Company anticipates complying with all provisions of this legislation.

        (2)   Waste Electrical and Electronic Equipment, also known as WEEE. This directive became effective August 13, 2005 and requires manufacturers and importers to properly recycle or dispose of such equipment at the end of its useful life. The Company believes it has limited exposure to the WEEE directive because its products are usually installed into another user's system, but this directive may be interpreted and enforced differently in the future. If so, the Company may face significant risk of fines and costs associated with non-compliance with the existing laws and regulations in the European Union. The Company began manufacturing compliant products in 2005, and continues to work actively with its customers to ensure compliance.

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control.

        Our operations are vulnerable to interruption by earthquakes, fires, electrical blackouts, power losses, telecommunications failures and other events beyond our control. Our executive offices and key manufacturing and engineering facilities are located in Southern California. Because Southern California is an earthquake-prone area, we are particularly susceptible to the risk of damage to, or total destruction of, our facilities in Southern California and the surrounding transportation infrastructure, which could affect our ability to make and transport our products. In addition, California continues to face periodic shortages in its power supply. If rolling blackouts or other disruptions in power were to occur, our business and operations would be disrupted and our business would be adversely affected. Our business interruption insurance may not be sufficient to compensate us for losses that may occur and would not compensate us for the loss of consumer goodwill due to disruption of service.

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

        On November 16, 2007, SynQor announced that it had filed a lawsuit against several of its competitors, including Cherokee International Corporation who was named in the complaint, for infringement of two patents relating to bus converters and/or non-isolated point of load converters used in intermediate bus architectures. The patents at issue are U.S. patents 7,072,190 and 7,272,021. The suit was filed in Federal Court in the Eastern District of Texas. The Company intends to vigorously defend this lawsuit. Although the ultimate aggregate amount of monetary liability or financial impact with respect to this lawsuit is subject to many uncertainties and is therefore not predictable with assurance, the final outcome of this lawsuit, if adverse, could have a material adverse effect on our financial position, results of operations or cash flows.

Provisions of the agreements governing our debt will restrict our business operations.

        At December 30, 2007, we had $46.6 million of 5.25% senior notes outstanding, and we had in place a $7.5 million senior revolving credit facility (with no amounts outstanding) that is subject to a borrowing base comprised of eligible accounts receivable. Our outstanding indebtedness, including our 5.25% senior notes and any debt incurred pursuant to the senior revolving credit facility, is secured by substantially all of our assets.

        Cherokee Europe maintains a working capital line of credit of approximately $4.5 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio, and is cancelable at any time. In November 2007, ING Belgie NV restricted the Company from transferring funds from Europe to the US in the form of management and dividend fees. As of December 30, 2007, Cherokee Europe had $2.1 million of outstanding borrowings under the line of credit. As of February 29, 2008, Cherokee Europe had $2.6 million outstanding borrowings under the line of credit.

        Cherokee China entered into a loan contract in January 2007 with Industrial and Commercial Bank of China Ltd. ("ICBC") for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.4 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company's building in Shanghai, China. The first term ended January 29, 2008, and was renewed and extended for an additional year, until January 2009. The contract is renewable annually, but is cancelable at any time. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. The cash from these deposits made into our bank account are not restricted from our usage of these funds. As of December 30, 2007, Cherokee China had $1.3 million of outstanding borrowings under the line of credit and was in compliance with all covenants. As of February 29, 2008, Cherokee China had $0.7 million of borrowings under the line of credit and was in compliance with all covenants.

        We may need to incur additional debt to continue to grow our business in the future. The agreements governing our debt contain a number of covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends. As of December 30, 2007 and February 29, 2008, we were in compliance with our covenants set forth in the agreements.

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

        On November 1, 2008, the $46.6 million aggregate principal amount outstanding under our 5.25% Senior Notes will become due and payable. We do not expect to have sufficient cash available at the time of maturity to repay this indebtedness and are currently working with an investment banker to extend the maturity of these notes. We also cannot be certain that we will have sufficient assets or cash flow available to support refinancing these notes at current market rates or on terms that are satisfactory to us. If we are unable to refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operation.

Credit risks could materially and adversely affect our operations and financial condition.

        Negative or declining economic conditions can increase our exposure to our customers' credit risk. In particular, sales to larger customers are sometimes made through contract manufacturers that do not have the same resources as those customers. Additionally, if one of our major customers experienced financial difficulties, losses could be in excess of our current allowance. At December 30, 2007, one of our customers accounted for approximately 10.9% of our total net receivables and at December 31, 2006, another one of our customers accounted for 6.9% of our total net receivables. For the periods ended December 30, 2007, and December 31, 2006, our accounts receivable write-offs amounted to less than 1% of our net accounts receivable balance. In the event our customers or those contract manufacturers experience financial difficulties and fail to meet their financial obligations to us, or if our recorded bad debt provisions with respect to receivables obligations do not accurately reflect future customer payment levels, we could incur additional write-offs of receivables that are in excess of our provisions, which could have a material adverse effect on our operations and financial condition. In addition, we depend on the continuing willingness of our suppliers to extend credit to us to finance our inventory purchases. If suppliers become concerned about our ability to generate cash and service our debt, they may delay shipments to us or require payment in advance.

If we fail to meet the listing requirements of the Nasdaq Global Market and the Nasdaq determines to delist our common stock, the delisting would adversely affect the liquidity of our common stock and the market price of our common stock could decline.

        Our Common stock is listed on the Nasdaq Global Market. In order to maintain that listing we must satisfy certain periodic reporting requirements under Marketplace Rule 4310(c)(14). If we fail to file our Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K timely, Nasdaq could delist our common stock from the Nasdaq Global Market. If our common stock is delisted from the Nasdaq Global Market, the price of our common stock and the ability of our stockholders to trade in our common stock would be adversely affected. In addition, such delisting could adversely affect our ability to obtain financing and could result in the loss of confidence by our investors, suppliers and employees.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in Tustin, California. We own two manufacturing facilities, both of which are outside of the United States, and lease five other manufacturing facilities and one warehouse facility. These facilities manufacture labor-intensive magnetic sub-assemblies that are distributed to our other facilities for incorporation into our final products. In addition, we lease satellite offices located in England, France, Germany and Sweden, which serve as sales offices. All of our leases have renewal options as indicated in the following table. We believe that our leased locations are adequate for our immediate needs and that additional or substitute space is available, if needed, to accommodate future growth and expansion, or relocation. Please refer to Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the amount of our long-lived assets outside the United States.

Facilities	Primary Activity	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Renewal Option
Tustin, California	Manufacturing Engineering Administrative	86,000	Leased	April 30, 2009	One five-year renewal
Tustin, California	Warehousing	10,000	Leased	April 30, 2009	One three-year renewal
Tustin, California	Warehousing	10,000	Leased	April 30, 2009	One three-year renewal
Irvine, California	Manufacturing Engineering	31,000	Leased	April 30, 2009	One five-year renewal
Wavre, Belgium	Manufacturing Engineering Administrative	178,000	Owned	Not applicable	Not applicable
Bombay, India	Manufacturing	14,000	Leased	September 19, 2011 September 24, 2012	Unlimited five-year renewals
Bombay, India	Manufacturing	17,000	Leased	September 24, 2011	Unlimited five-year renewals
Shanghai, China	Manufacturing	120,000	*Owned	October 27, 2055	Not applicable

*
The land is an Industrial Park owned by the Government of the People's Republic of China (the "PRC"). Under PRC law, the government owns the land and no private parties are allowed to purchase land. However, our China subsidiary owns the building and we have invested $11.4 million into the development of this new facility and its operation.

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

        The subject payments, in the aggregate, amount to approximately $40,000 in 2004 and 2005, and less than $10,000 in 2006. The Company retained outside counsel who conducted an internal investigation into these payments. In January 2007, the Company's outside counsel met with the SEC to discuss the results of the internal investigation.

        On November 16, 2007, SynQor announced that it had filed a lawsuit against several of its competitors, including Cherokee International Corporation who was named in the complaint, for infringement of two patents relating to bus converters and/or non-isolated point of load converters used in intermediate bus architectures. The patents at issue are U.S. patents 7,072,190 and 7,272,021. The suit was filed in Federal Court in the Eastern District of Texas. The Company intends to vigorously defend this lawsuit. Although the ultimate aggregate amount of monetary liability or financial impact with respect to this lawsuit is subject to many uncertainties and is therefore not predictable with assurance, the final outcome of this lawsuit, if adverse, could have a material adverse effect on our financial position, results of operations or cash flows.

        During the year ended December 30, 2007, we were not a party to any other material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)   Our common stock is listed on the NASDAQ Global Market and is traded under the symbol "CHRK". The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock.

	Years Ended
	December 30, 2007		December 31, 2006
	High	Low	High	Low
First Quarter	$5.88	$4.00	$5.27	$3.95
Second Quarter	$5.76	$4.58	$6.80	$3.49
Third Quarter	$5.03	$3.25	$4.21	$3.30
Fourth Quarter	$3.77	$2.15	$4.03	$2.90

        As of February 25, 2008, there were approximately 27,764 holders of our common stock.

        We have not paid any cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

        The graph below shows a comparison of cumulative total return for Cherokee International Corporation, the NASDAQ Composite index, and a peer group of four companies consisting of: Murata, Magnetek Inc., Power-One Inc. and Vicor Corp. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the NASDAQ Composite index, including the reinvestment of all dividends from February 20, 2004 (the first trading date of our common stock on NASDAQ) to December 30, 2007.

COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*
Among Cherokee International Corporation, The NASDAQ Composite Index
And A Peer Group

*
$100 invested on 2/20/04 in stock or on 1/31/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

	2/20/04	1/2/05	1/1/06	12/31/06	12/30/07
Cherokee International Corporation	100.00	58.24	27.94	24.42	13.39
NASDAQ Composite	100.00	106.44	109.00	121.44	132.68
Peer Group	100.00	86.90	62.42	60.87	53.70

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data as of December 30, 2007 and December 31, 2006 and for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 are derived from our audited consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of January 1, 2006, January 2, 2005, and December 28, 2003, and for the years ended January 2, 2005 and December 28, 2003 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the following financial information together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$128,496	$145,028	$122,079	$148,511	$111,943
Cost of sales	102,904	114,439	97,181	104,140	79,397

Gross profit	25,592	30,589	24,898	44,371	32,546
Operating expenses	30,238	28,874	27,557	25,704	22,522
Goodwill impairment	5,197	—	—	—	—
Restructuring costs	155	697	—	—	4,474
Asset impairment	—	285	—	—	—
Long service award liability reduction	—	(1,718)	—	—	—
Stock compensation expense	—	—	—	243	990
Gain from insurance proceeds	—	—	(2,898)	—	—

Operating income	(9,998)	2,451	239	18,424	4,560
Interest expense	(2,804)	(2,786)	(2,852)	(5,234)	(17,028)
Gain from sale of Mexico Facility building	430	—	—	—	—
Gain from from sale of Mexico corporation	431	—	—	—	—
Other income (expense), net	516	335	258	47	1,187

Income (loss) before income taxes	(11,425)	—	(2,355)	13,237	(11,281)
Provision (benefit) for income taxes	(2,452)	(83)	877	2,796	1,151

Net income (loss)	$(8,973)	$83	$(3,232)	$10,441	$(12.432)

Net income (loss) per share:
Basic	$(0.46)	$—	$(0.17)	$0.62	$(5.83)
Diluted	$(0.46)	$—	$(0.17)	$0.62	$(5.83)
Weighted average shares outstanding:
Basic	19,387	19,286	19,230	16,761	2,132
Diluted	19,387	19,298	19,230	18,639	2,132

	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003
	(in thousands)
Other Financial Data:
Cash flow provided by (used in) operating activities	$(3,820)	$1,290	$1,314	$3,979	$(4,805)
Capital expenditures	$2,384	$3,596	$8,144	$4,925	$1,962
Depreciation and amortization	$3,148	$3,362	$3,141	$3,207	$3,594
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,484	$8,881	$10,543	$14,585	$4,887
Working capital	$(7,451)	$41,105	$40,655	$51,109	$18,626
Total assets	$92,860	$96,893	$91,318	$99,812	$77,215
Total debt	$46,630	$46,630	$46,630	$46,630	$172,435
Stockholders' equity (deficit)	$11,187	$15,875	$16,462	$22,134	$(129,968)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The following Management's Discussion and Analysis (the "MD&A") is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (the "Notes").

        The following MD&A is intended to help the reader understand the consolidated results of operations and financial condition of Cherokee International Corporation.

Forward-looking statements

        Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations about future events. When used in this Annual Report, the words "believes," "projects," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations. However, these statements are subject to a number of risks and uncertainties affecting our business. You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors, which include, but are not limited to: (1) the potential delisting of the Company's common stock from the Nasdaq Global Market, (2) changes in general economic and business conditions, domestically and internationally, (3) reductions in sales to, or the loss of, any of the Company's significant customers or in customer capacity generally, (4) changes in the Company's sales mix to lower margin products, (5) increased competition in the Company's industry, (6) disruptions of the Company's established supply channels, (7) the Company's level of debt and restrictions imposed by its debt agreements, and (8) the additional risk factors identified in Part I, Item 1 of this document. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, even though the Company's situation may change in the future.

Business

        We are a designer and manufacturer of power supplies for OEMs. Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, telecom, medical and industrial markets.

        We operate worldwide and have facilities in Orange County, California; Bombay, India; Wavre, Belgium (Europe) and Shanghai, China. In March 2007 we closed our facility in Guadalajara, Mexico. In May 2007 we sold our manufacturing facility in Guadalajara, Mexico and, on December 12, 2007, we sold our subsidiary, Cherokee Electronica, S.A. de C.V. We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India, Guadalajara, Mexico, and Shanghai, China. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium to our manufacturing capacity and enabled us to better serve the European market.

        We generate the majority of our sales in four market sectors, datacom, telecom, industrial and medical. For the year ended December 30, 2007, our revenues by market sector consisted of 46% datacom, 30% telecom, and 24% for the industrial and medical sectors.

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

  Restructuring Costs

        We record restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. These charges include costs related to personnel severance. Calculation of the restructuring reserves includes management's judgment regarding closed facilities, which include assumptions about the length of time it will take to close the operation. Changes in these estimates may impact our operating results.

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

  Accounts Receivable

        In our North American and European operations we perform ongoing credit evaluations of our customers, the customer's current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results. As of December 30, 2007, and December 31, 2006, our top ten customers accounted for approximately 50% and 41% of our accounts receivables, respectively.

  Credit Risk

        The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses. The Company generally does not charge interest on customer balances.

  Translation of Foreign Currencies

        Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of Cherokee Europe is the Euro. The functional currency of Cherokee India, Powertel and Cherokee China is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars. Translation adjustments related to Cherokee Europe are reflected as a component of stockholders' equity in other comprehensive income (loss).

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

  Deferred Taxes

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If our future taxable income is significantly higher than expected and/or we are able to utilize our tax attributes, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities and our reported financial results. In fiscal year 2007, we generated $1.6 million of tax assets from pretax losses in our European operations. The years immediately preceding 2007 were profitable and our business plans project future profitable years that will utilize these assets. We will continue to evaluate their valuation in future reporting periods. Thus, the Company has determined that a valuation allowance is not required with respect to the deferred tax assets generated from our European operations. Recovery is dependent on achieving our forecast of future operating income over a protracted period of time. The Company will review the forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change the Company's assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional tax expense and could have a significant impact on the Company's earnings in future periods.

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company's effective tax rate may be subject to fluctuations during the fiscal year as new information is obtained which may affect the assumptions management uses to estimate the annual effective tax rate including mix of pre-tax earnings in the various tax jurisdictions in which it operates.

        The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of adoption, the Company recognized a cumulative effect adjustment of less than $0.1 million to the January 1, 2007 accumulated deficit balance. At January 1, 2007, we had $1.8 million of gross unrecognized tax benefits, of which $0.6 million would reduce our effective tax rate if recognized. Of the total unrecognized tax benefits at the adoption date, $1.2 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $1.2 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact our effective tax rate. At December 30, 2007, we have $0.3 million of gross unrecognized tax benefits, of which $0.3 million would reduce our effective tax rate if recognized. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 30, 2007, we have less than $0.1 million of accrued interest and penalties related to uncertain tax positions.

        The tax years 1997 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company is currently under examination in India for certain years between 2000 and 2005 and in the United States for the year 2005. In the fourth quarter of 2007 we sold our Mexican subsidiary and are no longer subject to examinations in Mexico. The Company is scheduled to begin an audit of 2005 and 2006 in Belgium beginning in the first quarter of 2008. Due to the potential resolution of the examinations, it is reasonably possible that the unrecognized tax benefits at December 30, 2007 may change within the next twelve months by a range of $0 to $0.3 million.

        United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

  Other Comprehensive Income

        Belgium taxes for unrealized foreign exchange gains on an intercompany loan considered permanently re-invested are provided for as a component of other comprehensive income. Foreign exchange gains were recognized as Belgium taxable income in 2005 and 2006 from repayments of the loan. No foreign exchange gains were recognized in 2007. See further discussion in Note 3 to the accompanying consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."

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

        Based on our annual assessment of the fair value of our Cherokee Europe subsidiary in accordance with SFAS 142, we recorded a goodwill impairment charge of $5.2 million during the year ended December 30, 2007 to properly report goodwill at its fair value. This required evaluation includes the application of discounted cash flow analysis with fair market assessments.

  Stock-Based Compensation

        The Company adopted SFAS 123R on January 2, 2006 using the "modified prospective" method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 2, 2006 but not yet vested as of January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010. All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest four years from the grant date, with certain limited exceptions, and expire up to ten years after the grant date.

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table under "Stock-Based Compensation" in Note 3 to the accompanying Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data." The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years. For options granted following the Company's adoption of SFAS 123R, the expected life was increased to 6.25 years using the "simplified method" under SAB 107 (an expected term based on the mid-point between the vesting date and the end of the contractual term). The options have a maximum contractual term of 10 years and generally vest as to 25% of the underlying stock on each anniversary of the date of grant, subject to accelerated vesting in the event of a change in control of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

Results of Operations

        The following table sets forth selected items from our statements of operations as a percentage of our net sales for the periods indicated:

	December 30, 2007	December 31, 2006	January 1, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.1	78.9	79.6

Gross profit	19.9	21.1	20.4
Operating expenses	23.6	19.4	20.2

Operating income	(3.7)	1.7	0.2
Interest expense	(2.2)	(1.9)	(2.3)
Goodwill impairment	(4.0)	—	—
Gain on sale of Mexico Facility building	0.3	—	—
Gain on sale of Mexico Corporation	0.4	—	—
Other income, net	0.4	0.2	0.2

Income (loss) before income taxes	(8.8)	—	(1.9)
Provision (benefit) for income taxes	(1.9)	(0.1)	0.7

Net income (loss)	(6.9)%	0.1%	(2.6)%

Year Ended December 30, 2007 Compared to Year Ended December 31, 2006

  Net Sales

        Net sales decreased by approximately 11.4%, or $16.5 million, to $128.5 million for the year ended December 30, 2007 from $145.0 million for the year ended December 31, 2006.

        The $16.5 million decrease from 2006 sales was due to the decrease in the following markets, telecom decreased by $10.9 million, datacom decreased by $3.3 million and industrial and medical decreased by $2.3 million. The decrease of $10.9 million in telecom sales was related to a decline in sales from two specific customers. One customer placed a large order in 2006 and had lower production volumes in 2007. The other customer's product reached its end of life. The decrease of $3.3 million in datacom sales was due to engineering or customer rollout delays. The decrease of $2.3 million in industrial and medical sales was related to a large customer in Mexico in which the product manufactured was moved to China and converted to a consignment hub inventory. For the year ended December 30, 2007, currency fluctuations offset $3.7 million of the decrease in net sales related to our Cherokee Europe operation. Management expects the delays in the rollout of new programs during 2007 to be temporary and for these programs to be rolled out and generate sales in 2008.

  Gross Profit

        Gross profit decreased by approximately 16.3%, or $5.0 million, to $25.6 million for the year ended December 30, 2007 from $30.6 million for the year ended December 31, 2006. Gross margin for the year ended December 30, 2007 decreased to 19.9% of net sales from 21.1% in the prior year.

        For the year ended December 30, 2007, the decrease in gross profit was primarily related to lower sales volume, which had an adverse effect on fixed absorption costs and labor rate efficiencies compared to the year ended December 31, 2006. In addition, $0.3 million was related to temporarily higher factory overhead costs caused by running dual operations in Mexico and China. For the year ended December 30, 2007, currency fluctuations offset $0.6 million of the decrease in gross profit related to our Cherokee Europe operation.

  Operating Expenses

        Operating expenses for the year ended December 30, 2007 increased by $7.5 million, or 26.5%, to $35.6 million from $28.1 million for the year ended December 31, 2006. The majority of the increase in 2007 from 2006 was related to a goodwill impairment charge of $5.2 million during the year ended December 30, 2007 to properly report goodwill at its fair value based on our annual assessment of the fair value of our Cherokee Europe subsidiary in accordance with SFAS 142. This required evaluation includes the application of discounted cash flow analysis with fair market assessments. It was also related to a $1.7 million increase in expenses in 2007 that was due to a favorable impact in 2006 as a result of a Belgium regulatory law change. This change in law reduced the overall cost and associated liability of Cherokee Europe's long-term employment and service award plan. The additional increase of $0.6 million in operating expenses in 2007 from 2006 are as follows:

        For the year ended December 30, 2007, engineering and development costs increased by $1.4 million compared to the year ended December 31, 2006, due to the increase in headcount to support our increase in new product developments. Engineering and development expense was higher by $0.8 million in 2007 compared to the prior period in 2006 in our North America and Europe businesses due to ongoing design and development of active projects. Expenses for our China operation were higher by $0.3 million for the year ended December 30, 2007 compared to the prior year in 2006. We currently have a development team of twenty-six engineers in China compared to seven a year ago. This investment follows our strategic plan to increase the level of our engineering resources in China to enable us to increase our design activity and allow us to market our products locally, and provide engineering support to our North American and European operations. For the year ended December 30, 2007, currency fluctuations accounted for $0.3 million of the increase in engineering and development costs related to our Cherokee Europe operation.

        Selling and marketing expense consists primarily of sales salaries and commissions, travel, advertising and marketing expenses. For the year ended December 30, 2007, selling and marketing expense increased by $0.3 million compared to the year ended December 31, 2006, of which $0.4 million is related to a decrease during the prior period in 2006 due to a mutual release agreement made with a former business partner over sales commissions. The agreement released both parties from obligations arising from past transactions. For the year ended December 30, 2007, currency fluctuations accounted for an additional $0.2 million of the increase in selling and marketing expense related to our Cherokee Europe operation. However, these increases were offset by a decrease of $0.3 million in sales commissions due to lower sales and lower personnel expenses.

        General and administrative expense consists primarily of salaries and other expense for management, finance, human resources and information systems. For the year ended December 30, 2007, general and administrative expense decreased by $0.3 million compared to the year ended December 31, 2006. Bonuses were lower by $0.8 million in 2007 compared to 2006 due to the Company not meeting its performance goals in 2007. Professional fees were lower by $0.3 million in 2007 compared to 2006. Offsetting the decreases were increases of $0.3 million in overall salaries, $0.2 million increase in stock compensation costs related to options under SFAS 123R, and $0.1 million in redundant expenses during the transition of operations from Mexico to China. For the year ended December 30, 2007, general and administrative expense for Cherokee Europe was higher by $0.2 million due to currency fluctuations.

        During the third quarter ended October 1, 2006, the Company announced the planned closure of its Mexico Facility. For the year ended December 30, 2007, severance and facility closure costs decreased by $0.8 million compared to the year ended December 31, 2006. The Company incurred $0.2 million of operating costs related to severance and facility closure costs for its Mexico Facility in 2007 compared to $1.0 million in the prior year, of which $0.3 million was related to asset impairment costs.

  Operating Income

        As a result of the factors discussed above, operating income decreased to a loss of $10.0 million for the year ended December 30, 2007 compared to income of $2.5 million for the year ended December 31, 2006. Operating margin decreased to a loss of 7.8% from income of 1.7% in the prior year. For the year ended December 30, 2007, currency fluctuations accounted for $0.1 million of the decrease in operating income related to our Cherokee Europe operation.

  Gain on Sale of Mexico Facility

        For the year ended December 30, 2007, the Company recorded a net gain of $0.4 million related to the sale of the Mexico Facility building. See Note 10 to the accompanying Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

  Gain on Sale of Mexico Corporation

        For the year ended December 30, 2007, the Company recorded a net gain of $0.4 million related to the sale of the Mexico corporation. See Note 10 to the accompanying Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

  Income Taxes

        The benefit for income taxes for the year ended December 30, 2007 increased by $2.4 million to a $2.5 million benefit, compared to a $0.1 million in benefit for the year ended December 31, 2006.

        The increase in the benefit for income taxes from 2006 was due largely to a current year net operating loss in Belgium expected to be realized in the foreseeable future, and was therefore recognized as a deferred tax asset. Additionally, the Company released a FIN 48 liability in conjunction with the settlement of an audit in the Netherlands. Entities with net operating loss carry-forwards in 2006 continued to generate net operating losses in 2007. The US division continued to utilize deferred tax assets and generate a net operating loss carryforward. The valuation allowance on our deferred tax assets for the year ended December 30, 2007 decreased by $1.9 million to $52.7 million, compared to $54.6 million for the year ended December 31, 2006. In fiscal year 2007, we generated $1.6 million of tax assets from pretax losses in our European operations. The years immediately preceding 2007 were profitable and our business plans project future profitable years that will utilize these assets. We will continue to evaluate their valuation in future reporting periods. The Company has determined that a valuation allowance is not required with respect to certain foreign deferred tax assets. Recovery is dependent on achieving our forecast of future operating income over a protracted period of time. The Company will review the forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change the Company's assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional tax expense and could have a significant impact on the Company's earnings in future periods.

        Provision for income taxes for the year ended December 30, 2007 and December 31, 2006 was calculated separately by each of the tax jurisdictions within the relevant country of operation. For the year ended December 31, 2006 one of the divisions with pre-tax income had no NOL to offset for the year, and therefore, taxes were owed. For the year ended December 30, 2007 this division generated a net operating loss which is expected to be utilized in the foreseeable future.

        Our China operation is not subject to taxes for five years beginning in 2008 due to a tax holiday.

        See the further discussion of the income tax provision and net operating loss carry-forwards in Note 14 to the accompanying Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

  Net Income (Loss)

        As a result of the factors discussed above, we recorded a net loss of $9.0 million for the year ended December 30, 2007, compared to net income of $0.1 million for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended January 1, 2006

  Net Sales

        Net sales increased by approximately 18.8%, or $22.9 million, to $145.0 million for the year ended December 31, 2006 from $122.1 million for the year ended January 1, 2006.

        The increase in net sales was primarily due to the increase in demand for products from a few of our larger customer programs in the telecom and datacom market segments. The growth in these two market sectors accounted for approximately 77.7%, or $17.8 million, of the net sales increase in 2006 from 2005, while the remaining 22.3% increase was from the industrial and medical sectors. Revenues generated from shipments to our top ten customers increased by $9.0 million over 2005, including a $3.1 million increase in sales to one of our largest customers.

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

  Operating Expenses

        Operating expenses for the year ended December 31, 2006 increased by $3.5 million, or 14.1%, to $28.1 million from $24.7 million for the year ended January 1, 2006. A total of $2.9 million of the increase in expenses was due to the impact of insurance proceeds received in 2005. Cherokee Europe was compensated for the replacement value of assets destroyed in the 2004 fire.

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

  Income Taxes

        The provision for income taxes for the year ended December 31, 2006 decreased by $1.0 million to a $0.1 million benefit, compared to a $0.9 million in expense for the year ended January 1, 2006.

        The decrease in the provision for income taxes from 2005 was due largely to the decrease in income before income taxes for entities without net operating loss carry-forwards and the release of a tax contingency reserve related to India. Entities with net operating loss carry-forwards in 2005 continued to generate net operating losses in 2006. The valuation allowance on our deferred tax assets for the year ended December 31, 2006 decreased by $2.0 million to $54.6 million, compared to $56.6 million for the year ended January 1, 2006.

        Provision for income taxes for the year ended December 31, 2006 and January 1, 2006 was calculated separately by each of the tax jurisdictions within the relevant country of operation. In spite of our overall loss for the year, some of our divisions generated taxable income for the year. For the years ended January 1, 2006 and December 31, 2006, one of the division's taxable income was offset with net operating losses (NOL's) that carried forward, while other divisions had no NOL's to offset their income for the year, and therefore, taxes were owed.

        Our China operation is not subject to taxes for five years beginning in 2008 due to a tax holiday.

        See the further discussion of the income tax provision and net operating loss carry-forwards in Note 14 to the accompanying consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."

  Net Income (Loss)

        As a result of the factors discussed above, we recorded net income of $0.1 million for the year ended December 31, 2006, compared to net loss of $3.2 million for the year ended January 1, 2006.

Liquidity and Capital Resources

Cash Flows

Year Ended December 30, 2007 Compared to Year Ended December 31, 2006

        Net cash used by operating activities for the year ended December 30, 2007 was $3.8 million, compared to net cash provided by operating activities of $1.3 million for the year ended December 31, 2006.

        Net cash used in operating activities for the year ended December 30, 2007 reflected a net loss of $9.0 million which was primarily a result of $16.5 million lower revenues in 2007 compared to the comparable period in 2006 and a $5.2 million impairment charge related to the write down of goodwill to its fair value under the guidance of SFAS 142, offset by a $0.9 million gain in the sale of assets held for sale related to the sale of the Mexico Facility building and the sale of the Mexico Corporation, a $2.2 million increase in deferred income taxes primarily due to the generation of a net operating loss carryforward in Belgium, a $2.7 million increase in accounts receivable, a $0.1 million increase in deposits and other assets, a $1.4 million decrease in accrued liabilities and restructuring costs, a $0.1 million decrease in accrued compensation and benefits, and a $1.2 million decrease in other long-term liabilities. This was offset by the $5.2 million goodwill impairment charge included in the net loss as mentioned above, $3.1 million in depreciation and amortization, and a $0.1 million in amortization of deferred financing costs, $0.9 million of stock-based compensation related to SFAS 123R, a $2.8 million decrease in inventories due to improved logistics from our China Facility and increased management focus on raw materials and hub levels of inventory, a $1.0 million decrease in prepaid expenses and other current assets, and an increase of $0.7 million in accounts payable.

        Net cash provided by operating activities was $1.3 million for the year ended December 31, 2006. Of this amount a total of $0.1 million was related to net income, $3.4 million to depreciation and amortization, $0.3 million to an asset impairment charge related to closure of our Mexico Facility, $0.1 million to amortization of deferred financing costs, $0.7 million of stock-based compensation related to SFAS 123R, $0.6 million to deferred income taxes, and $2.1 million to accrued compensation and benefits mainly related to an increase in commission and bonus plan liabilities as of December 31, 2006. This was offset by a $1.4 million increase in accounts receivable, a $1.0 million increase in inventories, a $0.7 million increase in prepaid expenses and other assets, a $0.1 million increase in deposits and other assets, a $0.2 million decrease in accounts payable, a $1.2 million decrease in accrued liabilities and restructuring costs, and a $1.5 million decrease in other long-term obligations mainly due to the $1.7 million decrease recorded as the result of the change in Belgium law related to long term employment liabilities.

        Net cash used in investing activities for the year ended December 30, 2007 was $0.8 million, in which $2.4 million was related to capital expenditures. We invested $1.9 million in our China facility. We received $1.7 million of proceeds from the sale of the Mexico Facility building and the sale of the Mexico Corporation in 2007.

        Net cash used in investing activities for the year ended December 31, 2006 was $3.6 million, all of which related to capital expenditure purchases invested in our China facility.

        Net cash provided by financing activities for the year ended December 30, 2007 was $3.7 million. During the third quarter ended September 30, 2007, Cherokee Europe borrowed $2.1 million from the line of credit with Bank Brussels Lambert, a subsidiary of ING Belgie NV. As of December 30, 2007, the $2.1 million outstanding balance remained due to the Bank Brussels Lambert. In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC. Pursuant to the loan contract, ICBC will advance up to the equivalent of approximately $3.4 million, expressed as RMB 25.0 million. The line is collateralized by the Company's building in Shanghai, China. During the first quarter of 2007, Cherokee China borrowed $1.3 million under this credit facility to support working capital requirements as China built inventory and incurred value-added tax on local purchases. As of December 30, 2007, the outstanding balance of $1.3 million remained due to ICBC. During the year ended December 30, 2007, $0.3 million of proceeds were received from the employee stock purchase plan and the exercise of stock options.

        Net cash provided for by financing activities was $0.2 million for the year ended December 31, 2006. The $0.2 million was related to the net proceeds from the sale of common stock through our Employee Stock Purchase Plan.

Liquidity

        We expect our liquidity requirements will be primarily for working capital and capital expenditures, including repayment of our senior notes due November 1, 2008. As of December 30, 2007, we had cash and cash equivalents of $8.5 million, negative working capital of $7.5 million due to the $46.6 million of senior notes due November 1, 2008 reclassed from long-term debt to current liabilities, no outstanding borrowings under our main revolving credit facility and borrowing base availability of $7.5 million under the same facility. Our revolving line of credit with General Electric Capital Corporation matures in August 2008. The Company plans to renew this line with the existing lender or a new lender after the extension of our senior bond obligations is executed. Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Besides our credit line in the United States, Cherokee Europe also maintains a working capital line of credit of approximately $4.5 million, expressed as Euros 3.0 million, with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, and is collateralized by a pledge in first and second rank over a specific amount of business assets. Our access to the line is limited to $4.0 million because $0.5 million is committed to minimum guarantees on specific collections and payments. The facility requires Cherokee Europe to maintain a certain solvency ratio and is cancelable at any time. The current revolving line of credit with ING Belgie NV prohibits the transfer of cash outside of Belgium to the U.S. in the form of management and dividend fees until August, 2008. During the third quarter ended September 30, 2007, Cherokee Europe borrowed $2.1 million from the line of credit which remained outstanding as of December 30, 2007.

        In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC. Pursuant to the contract, ICBC will advance up to the equivalent of approximately $3.4 million, expressed as RMB 25.0 million. The line is collateralized by the Company's building in Shanghai, China. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People's Bank of China. The first term ended January 29, 2008, and was renewed and extended for an additional year, until January 2009. The contract is renewable annually, but is cancelable at any time. This facility is intended for working capital requirements in China, especially as our China subsidiary builds inventory for export to the United States and Europe and incur value-added tax on local purchases that can only be recovered through in-country sales of our product. As of December 30, 2007, Cherokee China had $1.3 million of borrowings under this line of credit since April 1, 2007.

        Subject to the refinancing risk described below under Contractual Obligations and Item 1A. Risk Factors, we believe our cash flow from operations and our credit lines in the United States, Europe and China, are sufficient to meet our operating cash requirements for at least the next twelve months. However, this assumes that we are successful in extending the maturity date of our senior bonds that come due in November 2008. If this extension is not successful, the Company does not have the liquidity resources to pay this $46.6 million obligation.

        The prior two years, 2006 and 2005, were unusual in that we financed the building, capital expenditures and start-up working capital requirements of our new Shanghai facility entirely from internally generated cash. Our ongoing current and future liquidity needs primarily arise from working capital requirements and capital expenditures that have now returned to comparable historical levels as we have completed the construction of our plant in China. This assumes that we are successful in extending the maturity date of our senior bonds. Our historical capital expenditures have primarily resulted from investments in equipment to increase or replace manufacturing capacity and to improve manufacturing efficiencies.

        For 2007, we originally expected global capital expenditures to be approximately $2.9 million. However, we spent $2.5 million. Most of this spending was in our investments in our manufacturing equipment at our facilities, of which $1.9 million was spent on our China facility. In 2006, our China facility required $3.0 million and in 2005, our initial investment into our China facility required $5.5 million, over two times the anticipated spending for 2007. In 2008 we expect our capital expenditures to be $1.7 to $2.1 million.

        As of December 30, 2007, we had approximately $46.6 million of senior notes bearing an annual interest rate of 5.25%, payable semi-annually. These notes become due on November 1, 2008. In February 2008 the Company engaged Houlihan Lokey to work with our bondholders to extend the maturity of our $46.6 million in senior bond obligations from November 2008. At the time of filing this Annual Report on Form 10-K, unequivocal commitments with defined terms were not available from the majority of our bondholders agreeing to extend the maturity date. Current conditions in the U.S. financial markets have not helped us complete this extension. However, we, through our investment bankers, have been and continue to be in active negotiations with a majority of the bondholders and expect resolution in the near future. It is possible to receive an agreement of the majority by obtaining commitment from several combinations of two holders. An extended agreement will result in higher than existing interest rates and other terms that the Company has adequate liquidity to handle.

        Our plan for 2008 through 2009 projects is that we will have adequate cash flow to support refinancing these notes at current market rates. However, if the extension of our senior bonds maturing in November 2008 is not successful, the Company does not have the liquidity resources to pay this $46.6 million obligation.

Contractual Obligations

        As of December 30, 2007, our borrowings consisted of approximately $46.6 million of senior notes, and no outstanding borrowings under our revolving credit facility.

        Our senior notes bear interest at 5.25% annually, and mature on November 1, 2008. We are required to make semi-annual interest payments to holders of the senior notes, payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries. The Company does not have sufficient cash available at the time of maturity to repay this indebtedness and is actively seeking to refinance this obligation. The Company acknowledges that it may not be able to refinance this obligation at comparable interest rates to the 5.25% annual interest rate in the past, and any refinancing may be on terms that are materially less favorable. In addition, if the Company is not able to obtain satisfactory financing, the Company may be forced to sell some of its assets or to otherwise significantly alter its operating plan.

        On November 1, 2007, the Company and General Electric Capital Corporation amended the Credit Facility for the revolving line of credit dated February 24, 2004. As of December 30, 2007, our borrowing base was $7.5 million under the amended Credit Facility and our eligible accounts receivable was $10.3 million. The Credit Facility matures in August 2008. We plan to use funds available under the Credit Facility to finance working capital and other cash requirements as needed. The Credit Facility is our senior obligation and ranks equal in right of payment with our existing and future permitted senior debt (including our senior notes), and senior in right of payment to our future permitted subordinated debt. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of our domestic assets and by a pledge of 65% of the equity of certain of our foreign subsidiaries.

        The agreements governing the Credit Facility and our senior notes contain covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends, and contain a financial ratio test based on senior leverage. The agreements also contain customary events of default, including defaults in the payment of principal or interest, defaults in the compliance with the covenants contained in the agreements governing our debt, cross defaults to other material debt and bankruptcy or other insolvency events. In March 2008, General Electric Capital Corporation modified the amended credit agreement effective as of December 30, 2007 for a balance sheet covenant issue resulting from the capitalization of intercompany debt with our Dutch holding company during 2007.

        During the quarter ended September 30, 2007, Cherokee Europe borrowed $2.1 million from the line of credit which remained outstanding as of December 30, 2007.

        As of December 30, 2007, Cherokee China had $1.3 million of borrowings under this line of credit.

        As of December 30, 2007, we were in compliance with all of the covenants set forth in the principal agreements governing our debt.

        In July 2007, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV, and repaid the amount as of December 25, 2007.

        For a more detailed discussion related to the above financial instruments and obligations, see the subsection entitled "Debt" contained in Note 6 to the accompanying Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

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

        In 2008, we have $1.1 million of scheduled distributions to be paid to participants from the deferred compensation plan of which the funds for these payments have been transferred into the Company's deferred compensation plan.

        The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of December 30, 2007 are as follows (in thousands):

Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Debt-senior notes	$46,630	$—	$—	$—	$—	$—	$46,630
Operating leases	1,611	568	43	18	6	103	2,349
Purchase order commitments	16,884	—	—	—	—	—	16,884
1999 Europe restructuring	165	342	55	—	—	—	562
2003 Europe restructuring	266	259	238	195	151	221	1,330
Long service award	53	107	204	25	20	554	963
Deferred compensation	1,119	—	—	—	—	237	1,356
Advances for research and development	79	61	61	63	64	340	668
Unrecognized tax benefits	307	—	—	—	—	—	307

Total	$67,114	$1,337	$601	$301	$241	$1,455	$71,049

        The long-term liability for accrued pension costs included on the consolidated balance sheet is excluded from the table above. Cherokee is unable to estimate the timing of payments for these costs. During the year ended December 30, 2007, the Company contributed approximately $0.3 million. In 2008 the Company expects to contribute $0.4 million.

Inflation

        We do not believe that inflation has had a material impact on our financial position, results of operations or prices.

New Accounting Pronouncements

        For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled "Recent Accounting Pronouncements" contained in Note 3 of the Notes to Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data."

Quarterly Financial Data

Quarterly Financial Data For The
Years ended December 30, 2007 and December 31, 2006 By Quarters (unaudited)
(in thousands, except per share amounts)

	December 30, 2007, Quarter Ended,				December 31, 2006, Quarter Ended,
	Apr. 1	Jul. 1	Sep. 30	Dec. 30	Apr. 2	Jul. 2	Oct. 1	Dec. 31
Net sales	$30,020	$29,574	$30,401	$38,501	$36,097	$38,314	$33,051	$37,566
Gross profit	5,717	5,551	5,731	8,593	8,516	8,135	6,375	7,563
Operating income (loss)	(2,119)	(2,501)	(1,000)	(4,378)	1,879	1,044	(959)	487
Net income (loss)	(2,022)	(1,653)	(1,309)	(3,989)	827	352	(1,374)	278
Basic net income (loss) per share	$(0.10)	$(0.09)	$(0.07)	$(0.21)	$0.04	$0.02	$(0.07)	$0.01
Diluted net income (loss) per share	$(0.10)	$(0.09)	$(0.07)	$(0.21)	$0.04	$0.02	$(0.07)	$0.01

	December 30, 2007, Quarter Ended,				December 31, 2006, Quarter Ended,
	Apr. 1	Jul. 1	Sep. 30	Dec. 31	Apr. 2	Jul. 2	Oct. 1	Dec. 31
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	19.0	18.8	18.9	22.3	23.6	21.2	19.3	20.1
Operating income (loss)	(7.1)	(8.5)	(3.3)	(11.4)	5.2	2.7	(2.9)	1.3
Net income (loss)	(6.7)	(5.6)	(4.3)	(10.4)	2.3	0.9	(4.2)	0.7

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at December 30, 2007.

        We had no variable rate debt outstanding at December 30, 2007. However, any debt we incur under the Credit Facility and the Cherokee Europe line of credit will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

        The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both transacted in Euros, thereby reducing the risk of foreign currency fluctuation on our European operations. The net effect on our operating income for foreign currency exchange rate fluctuations as of and for the year ended December 30, 2007, accounted for a $0.1 million decrease in our income. Historically, we have not actively engaged in exchange rate-hedging activities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006	44
Consolidated Statements of Operations for the years ended December 30, 2007, December 31, 2006 and January 1, 2006	45
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Operations for the years ended December 30, 2007, December 31, 2006 and January 1, 2006	46
Consolidated Statements of Cash Flows for the years ended December 30, 2007, December 31, 2006 and January 1, 2006	47
Notes to Consolidated Financial Statements	48
Schedule II: Valuation and Qualifying Accounts	79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cherokee International Corporation

        We have audited the accompanying consolidated balance sheets of Cherokee International Corporation and subsidiaries (the Company) as of December 30, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive operations and cash flows for each of the two years in the period ended December 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherokee International Corporation and subsidiaries as of December 30, 2007 and December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 30, 2007 in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has 5.25% Senior Notes in the amount of $46.6 million that are included in current liabilities as of December 30, 2007, that mature on November 1, 2008, and become due and payable. The Company's management anticipates that there will not be sufficient cash balances available to repay the outstanding debt at its maturity. These circumstances create substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation and its method of quantifying errors effective January 2, 2006.

/s/ MAYER HOFFMAN MCCANN P.C.

MAYER HOFFMAN MCCANN P.C.

Orange County, California
March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Cherokee International Corporation
Tustin, California

        We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and comprehensive operations, and cash flows the year ended January 1, 2006 of Cherokee International Corporation and subsidiaries (the Company). Our audit also included the financial statement schedule for the year ended January 1, 2006 listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Cherokee International Corporation and subsidiaries for the year ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

April 17, 2006

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	December 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,484	$8,881
Accounts receivable, net of allowance for doubtful accounts of $297 and $292 at December 30, 2007 and December 31, 2006, respectively	31,237	27,403
Inventories, net	28,021	29,991
Prepaid expenses and other current assets	1,583	2,503
Deferred income taxes	363	—

Total current assets	69,688	68,778
Property and equipment, net	19,194	19,888
Deposits and other assets	1,515	1,376
Deferred financing costs, net of accumulated amortization of $494 and $364 at December 30, 2007 and December 31, 2006, respectively	86	216
Deferred income taxes-long-term portion	1,257	318
Goodwill	1,120	6,317

Total Assets	$92,860	$96,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$15,140	$13,944
Accrued liabilities	4,667	4,968
Accrued compensation and benefits	6,876	7,882
Accrued restructuring costs	431	879
Borrowings under revolving line of credit	3,395	—
Current debt	24,485	—
Current debt payable to affiliates	22,145	—

Total current liabilities	77,139	27,673
Long-term debt	—	24,485
Long-term debt payable to affiliates	—	22,145

Total long-term debt	—	46,630
Other long-term liabilities	4,534	6,715

Total Liabilities	81,673	81,018

Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,453,557 and 19,337,709 shares issued and outstanding at December 30, 2007 and December 31, 2006, respectively	19	19
Paid-in capital	186,035	184,813
Accumulated deficit	(178,323)	(169,373)
Accumulated other comprehensive income	3,456	416

Total stockholders' equity	11,187	15,875

Total Liabilities and Stockholders' Equity	$92,860	$96,893

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net sales	$128,496	$145,028	$122,079
Cost of sales (including stock compensation expense of $53, $79 and $0, respectively)	102,904	114,439	97,181

Gross profit	25,592	30,589	24,898
Operating Expenses:
Engineering and development (including stock compensation expense of $273, $205 and $0, respectively)	10,889	9,504	8,981
Selling and marketing (including stock compensation expense of $156, $117 and $0, respectively)	7,172	6,887	7,280
General and administrative (including stock compensation expense of $413, $329 and $0, respectively)	12,177	12,483	11,296
Goodwill impairment	5,197	—	—
Restructuring costs	155	697	—
Asset impairment	—	285	—
Long term employment liabilities reduction	—	(1,718)	—
Gain from insurance proceeds	—	—	(2,898)

Total operating expenses	35,590	28,138	24,659

Operating income (loss)	(9,998)	2,451	239
Interest expense	(2,804)	(2,786)	(2,852)
Gain on sale of Mexico Facility building	430	—	—
Gain on sale of Mexico corporation	431	—	—
Other income, net	516	335	258

Loss before income taxes	(11,425)	—	(2,355)
Provision (benefit) for income taxes	(2,452)	(83)	877

Net income (loss)	$(8,973)	$83	$(3,232)

Net loss per share:
Basic	$(0.46)	$—	$(0.17)
Diluted	$(0.46)	$—	$(0.17)
Weighted average shares outstanding:
Basic	19,387	19,286	19,230
Diluted	19,387	19,298	19,230

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SU` BSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND

COMPREHENSIVE OPERATIONS

(In Thousands, Except Shares)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Totals
BALANCE, January 2, 2005	19,206,207	$19	$183,713	$(165,666)	$4,068	$22,134

Comprehensive income (loss):
Net loss				(3,232)		(3,232)
Foreign currency translation					(2,598)	(2,598)

Total comprehensive income (loss):						(5,830)
Issuance of common stock under employee stock plans	53,405		158			158

BALANCE, January 1, 2006	19,259,612	$19	$183,871	$(168,898)	$1,470	$16,462

Cumulative effect of adjustments from the adoption of SAB 108, net of taxes (Note 3)				(558)	(694)	(1,252)
Comprehensive income (loss):
Net income				83		83
Foreign currency translation adjustments					1,599	1,599
Tax effect of foreign currency translation adjustments					(197)	(197)
Pension benefit adjustment to initially apply SFAS 158, net of tax benefit of $908					(1,762)	(1,762)

Total comprehensive income (loss):						(277)
Issuance of common stock under employee stock plans	78,097		212			212
Stock compensation			730			730

BALANCE, December 31, 2006	19,337,709	$19	$184,813	$(169,373)	$416	$15,875

Comprehensive income (loss):
Net loss				(8,973)		(8,973)
Foreign currency translation adjustments					1,203	1,203
Tax effect of foreign currency translation adjustments					(143)	(143)
Pension adjustment under SFAS 158, net of tax effect of $1,020					1,980	1,980
FIN 48 adjustment				23		23

Total comprehensive income (loss):						(5,910)
Issuance of common stock under employee stock plans	115,848		327			327
Stock compensation			895			895

BALANCE, December 30, 2007	19,453,557	$19	$186,035	$(178,323)	$3,456	$11,187

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,973)	$83	$(3,232)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,148	3,362	3,141
Goodwill impairment	5,197	—	—
Asset impairment	—	285	—
(Gain) loss on sale / disposition of fixed assets	(438)	—	(30)
Gain on sale of Mexico corporation	(431)	—	—
Amortization of deferred financing costs	130	130	130
Stock-based compensation	895	730	—
Write-off of deferred financing costs	—	—	—
Deferred income taxes	(2,236)	590	—
Net change in operating assets and liabilities:
Accounts receivable, net	(2,718)	(1,363)	1,230
Inventories, net	2,750	(982)	404
Prepaid expenses and other current assets	999	(681)	210
Deposits	(107)	(80)	(331)
Accounts payable	686	(176)	(429)
Accrued liabilities and restructuring	(1,439)	(1,153)	931
Accrued compensation and benefits	(139)	2,131	(1,036)
Accrued interest payable	41	(45)	67
Other long-term liabilities	(1,185)	(1,541)	259

Net cash provided by (used in) operating activities	(3,820)	1,290	1,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,384)	(3,596)	(8,144)
Net sales (purchases) of short-term investments	—	—	4,177
Proceeds from sale of property and equipment (net of $0.1 million of selling costs)	1,138	—	34
Proceeds from sale of Mexico corporation	439	—	—

Net cash used in investing activities	(807)	(3,596)	(3,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving lines of credit	3,395	—	—
Proceeds from exercise of options and employee stock purchases	327	213	158

Net cash provided by financing activities	3,722	213	158

Effect of exchange rate changes on cash	508	431	(1,581)

Net decrease in cash and cash equivalents	(397)	(1,662)	(4,042)
Cash and cash equivalents, beginning of period	8,881	10,543	14,585

Cash and cash equivalents, end of period	$8,484	$8,881	$10,543

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest	$2,623	$2,532	$2,523

Cash paid during the year for income taxes	$263	$255	$439

NON-CASH ITEMS
Adjustment to pension liability related to SFAS 158, net of tax	$1,980	$(1,762)	$—

Adoption of SAB 108 to expense VAT related to fixed asset	$—	$117	$—

See notes to consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

1. ORGANIZATION

        Cherokee International Corporation reorganized from a California limited liability company and consummated a debt restructuring (the "Restructuring") through a series of transactions collectively referred to as the "Transactions" in November 2002. On November 26, 2002, Cherokee International, LLC, a California limited liability company (the "LLC"), merged with and into Cherokee International Corporation, a Delaware Corporation (the "Company"), with the Company as the surviving entity pursuant to the Agreement and Plan of Merger ("Merger Agreement"). References herein to "Cherokee" and the "Company" refer to Cherokee International, LLC and its consolidated subsidiaries prior to the reorganization and Cherokee International Corporation and its consolidated subsidiaries after the reorganization, and all references to common stock for periods before the reorganization mean our then-issued and outstanding membership interests. As a result of the Transactions, the former unit holders of the LLC became stockholders of the Company, with each of them receiving a number of shares based on their percentage ownership in the LLC. Prior to this exchange, the Company had no operating assets or liabilities and had not yet conducted any operations. On November 27, 2002, as part of the Transactions, the Company amended its previous credit facility, issued $41.0 million of Second Lien Notes, and completed an exchange offer with respect to $100.0 million of its 10 1/2% Senior Subordinated Notes for $53.4 million of 12% Pay-In-Kind Senior Convertible Notes, $46.6 million of 5.25% Senior Notes and warrants to purchase shares of the Company's common stock.

  Initial Public Offering

        The Company completed its initial public offering of 6,600,000 shares of its common stock, par value $0.001 per share ("Common Stock"), on February 25, 2004, at a price of $14.50 per share. The net proceeds to the Company from this offering after paid and accrued offering costs of $9.2 million were $86.5 million. The Company used approximately $73.2 million of the net proceeds to repay certain outstanding indebtedness and accrued interest. Immediately prior to the consummation of the offering, the Company completed a 1-for-3.9 reverse stock split of its outstanding Common Stock. All shares, per share and conversion amounts relating to common stock, warrants and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the reverse stock split for all periods presented. Also in connection with the offering, the Company issued 6,283,796 shares of Common Stock upon conversion of the original principal amount of its outstanding senior convertible notes of $53.4 million, and issued 4,071,114 shares of Common Stock upon the exercise of outstanding warrants.

2. LINE OF BUSINESS

        The Company is a designer and manufacturer of power supplies for original equipment manufacturers ("OEMs"). Its advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, telecom, medical and industrial markets.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

  Going Concern

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

        On November 1, 2008, the $46.6 million aggregate principal amount outstanding under our 5.25% Senior Notes will become due and payable. We do not expect to have sufficient cash available at the time of maturity to repay this indebtedness and are currently working with an investment banker to extend the maturity of these notes. We also cannot be certain that we will have sufficient assets or cash flow available to support refinancing these notes at current market rates or on terms that are satisfactory to us. If we are unable to refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operation.

        In February 2008, the Company engaged Houlihan Lokey to work with our bondholders to extend the maturity of our $46.6 million in senior bond obligations beyond November 2008. At the time of filing this Annual Report on Form 10-K, unequivocal commitments with defined terms were not available from the majority of our bondholders agreeing to extend the maturity date. Current conditions in the U.S. financial markets have not helped us complete this extension. However, we, through our investment bankers, have been, and continue to be in; active negotiations with a majority of the bondholders and expect resolution in the near future. It is possible to receive an agreement of the majority by obtaining commitment from several combinations of two holders. An extended agreement is expected to result in higher than existing interest rates and other terms that the Company has adequate liquidity to handle.

  Principles of Consolidation

        The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cherokee Europe SCA and related entities ("Cherokee Europe"), Cherokee India Pvt. Ltd. ("India"), Powertel India Pvt. Ltd. ("Powertel"), and Cherokee International (China) Power Supply LLC ("Cherokee China"), and its formerly owned subsidiary Cherokee Electronica, S.A. DE C.V. ("Cherokee Mexico") included in the year ended December 30, 2007 and prior years. Inter-company accounts and transactions have been eliminated.

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

  Fiscal Year

        The Company's fiscal years 2007, 2006, and 2005 ended on December 30, 2007, December 31, 2006, and January 1, 2006, respectively. The fiscal year ended December 30, 2007 included 52 weeks,

the fiscal year ended December 31, 2006 included 52 weeks, and the fiscal year ended January 1, 2006 included 52 weeks.

  Translation of Foreign Currencies

        Foreign subsidiary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect on the balance sheet date. Revenues, costs and expenses are translated at the average exchange rate during the period. Transaction gains and losses are included in results of operations and have not been significant for the periods presented. The functional currency of Cherokee Europe is the Euro. The functional currency of Cherokee Mexico, India, Powertel and Cherokee China is the U.S. dollar, as the majority of transactions are denominated in U.S. dollars. Translation adjustments related to Cherokee Europe are reflected as a component of stockholders' equity in other comprehensive income (loss).

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

  Inventories

        Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following amounts, net of reserves for surplus and obsolescence (in thousands):

	December 30, 2007	December 31, 2006
Raw material	$16,547	$20,991
Work-in-process	4,696	4,034
Finished goods	6,778	4,966

	$28,021	$29,991

        As of December 30, 2007 and December 31, 2006, the reserve for excess inventory and obsolescence was $3.1 million and $4.4 million, respectively, including management's assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive.

        During the year ended December 30, 2007, the Company wrote off $2.1 million of inventory reserved under the excess inventory and obsolescence reserve account, of which $1.4 million was related to excess and obsolete materials with no current or future usage in product demands. In addition, $0.7 million was related to the decrease in future customer demand of product as a result of the restructuring and closure of the Company's Guadalajara, Mexico facility. For the year ended December 31, 2006, the Company wrote off $1.2 million of inventory reserved under the excess inventory and obsolescence reserve account.

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

        Net deferred financing costs are comprised of the following as of December 30, 2007 and December 31, 2006 (in thousands):

	December 30, 2007	December 31, 2006
Deferred financing costs	$580	$580
Accumulated amortization	(494)	(364)

Deferred financing costs, net	$86	$216

        During the years ended December 30, 2007 and December 31, 2006, the Company amortized deferred financing costs of $0.1 million and $0.1 million, respectively.

  Goodwill

        The Company adopted Statement of Financial Accounting Standard ("SFAS") 142, Goodwill And Other Intangible Assets, effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually, or more frequently, when events or circumstances indicate that their carrying value may be impaired. The Company performs its impairment test annually at the end of the third quarter.

        In compliance with the requirements of SFAS 142, the Company has determined that its reporting units consist of two operating segments: Cherokee North America which consists of the United States, India and China operations, and Cherokee Europe, which consists of the European operations. All goodwill has been assigned to the Cherokee Europe reporting unit. Based on our annual assessment of the fair value of our Cherokee Europe subsidiary in accordance with SFAS 142, we recorded a goodwill impairment charge of $5.2 million during the year ended December 30, 2007 to properly report goodwill at its fair value. This required evaluation includes the application of discounted cash flow analysis with fair market assessments. There were no events or circumstances for the years ended December 31, 2006, and January 1, 2006 that indicated impairment.

  Long-Lived Assets

        The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. In accordance with SFAS 144, long-lived assets to be held and used are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. For the years ended December 30, 2007 and January 1, 2006 there were no charges. For the year ended December 31, 2006, the Company recorded $0.3 million of impairment charges on the value of such assets. In 2006, the Company identified certain long-lived assets associated with the restructuring and closure of the Mexico Facility whose carrying value would not be recoverable from future cash flows and recorded an impairment charge. These assets consisted of machinery and equipment, computer technology and equipment, and office furniture and equipment. The majority of these assets were written off because the Company considered them to have no market value. None of the impairment charges included cash components.

  Fair Value of Financial Instruments

        The amounts recorded for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The amounts recorded for long-term debt and borrowings under our revolving lines of credit approximate fair value, as interest is tied to, or approximates, current market rates.

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

        As of December 30, 2007, deferred tax assets include $27.8 million relating to a tax basis step up from a re-capitalization transaction in 1999 and $22.8 million of net operating loss (NOL) carry-forwards. The Company has recorded a valuation allowance against a significant portion of its deferred tax assets.

        The income tax benefit of $2.5 million for the year ended December 30, 2007, reflects the following: $0.5 million benefit from the release of a FIN48 liability related to audits settled during the year and cash refunds received, $0.2 million provision for foreign withholding and income taxes incurred during the year, and $2.2 million income tax benefit from the net operating loss generated in the current year by Cherokee Europe that is expected to be realized in 2009 and 2010.

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

  Stock-Based Compensation

        In December 2004, SFAS 123R, Share-Based Payment, was issued. SFAS 123R is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company was required to adopt SFAS 123R effective on January 2, 2006. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

        The Company currently uses the Black-Scholes standard option-pricing model to measure the fair value of stock options granted to employees and nonemployees. While SFAS 123R permits the Company to continue to use such a model, the standard also permits the use of a "lattice" model. The Company is continuing to use the Black-Scholes model to measure the fair value of employee stock options upon the adoption of SFAS 123R.

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

        The Company adopted SFAS 123R on January 2, 2006 using the "modified prospective" method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010. Stock based compensation costs expensed during the year ended December 30, 2007 were $0.9 million, and $0.7 million was recorded during the year ended December 31, 2006. No stock compensation costs were recorded during the year ended January 1, 2006.

        All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to four years from the grant date and generally expire up to ten years after the grant date.

        The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years. For options granted following the Company's adoption of SFAS 123R, the expected life was increased to 6.25 years using the "simplified method" under SAB 107 (an expected term based on the mid-point between the vesting date and the end of the contractual term). The use of the simplified method requires our option plan to be consistent with a "plain vanilla" plan and was originally permitted through December 31, 2007 under SAB 107. In December 2007, the SEC issued SAB 110, Share-Based Payment, to amend the SEC's views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123R. SAB 110 is effective for the Company beginning December 31, 2007. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110. The options have a maximum contractual term of 10 years and generally vest pro-rata over four years. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

        The following weighted-average assumptions were used to estimate the fair value of options granted during the years ended December 30, 2007, December 31, 2006, and January 1, 2006 using the Black-Scholes option pricing formula.

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.8%	58.3%	52.6%
Risk free interest rate	4.97%	4.78%	3.97%
Expected lives	6.25 years	6.25 years	5.0 years
Forfeiture rates	12.64% - 22.79%	15.79% - 16.35%	—

        Since its inception on February 16, 2004, a total of 400,000 shares of common stock had been reserved for issuance under the 2004 Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, the Company's U.S. employees, nearly all of whom are eligible to participate, can choose to have up to a maximum of 15% of their eligible annual base earnings withheld, subject to an annual maximum of $25,000 or 2,100 shares per offering period, to purchase our common stock. The purchase price of the stock is 85% of the lower of the closing price at the beginning of each six-month offering period or at the end of each six-month offering period. The Company recognizes compensation cost for its ESPP under SFAS 123R.

        In accordance with SFAS 148, and as required by SFAS 123R, the required pro forma disclosure, for periods prior to adoption of SFAS 123R, is shown below (in thousands except per share amounts):

		Year Ended
		December 30, 2007	December 31, 2006	January 1, 2006
Net income (loss), as reported		$(8,973)	$83	$(3,232)
Stock-based employee compensation related to stock options included in net income (loss), as reported, net of tax		—	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards (under provisions of APB 25), net of tax	(a)	(381)	(610)	(1,147)

Net loss—pro forma		$(9,354)	$(527)	$(4,379)

Net income (loss) per share, as reported:
Basic		$(0.46)	$—	$(0.17)

Diluted		$(0. 46)	$—	$(0.17)

Pro forma net loss per share:
Basic		$(0.48)	$(0.03)	$(0.23)

Diluted		$(0.48)	$(0.03)	$(0.23)

(a)
During 2007 and 2006 the Company accounted for stock-based compensation for options granted prior to February 25, 2004, the date of our initial public offering, to employees and directors using the intrinsic value method prescribed in APB 25 and adopted the disclosure-only alternative of SFAS 123, as amended by SFAS 148 for these options.

  Segment Information

        The Company is a designer and manufacturer of power supplies for OEMs in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. Operating segments are defined as components of the Company's business for which separate financial information is available that is evaluated by the Company's chief operating decision maker (its Chief Executive Officer) in deciding how to allocate resources and in assessing performance. The Company's operating segments consist of its United States, India, and China operations, which constitute Cherokee North America, and Cherokee Europe. These operating segments have been aggregated into a single reporting segment based on their similar economic characteristics and common operating characteristics, including comparable gross profit margins and common products, production processes, customers, distribution channels and regulatory requirements.

  Earnings Per Share

        The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to calculate the impact of stock compensation. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation of diluted EPS. Dilutive stock options have an anti-dilutive effect on EPS in a period with a net loss; therefore, are excluded from the EPS computation.

  Adjustment to Accumulated Deficit

        In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

        Historically Cherokee evaluated uncorrected differences using the "roll-over" method, which focused primarily on the impact of uncorrected differences, including the reversal of prior-year uncorrected differences, on the current-year consolidated statement of operations. As required by SAB 108, Cherokee must now evaluate misstatements under a "dual approach" method, which requires quantification under both the "roll-over" and the "iron curtain" methods. The "iron curtain" method quantifies misstatements based on the effects of correcting the period-end consolidated balance sheet.

        In accordance with the transition provisions of SAB 108, Cherokee recorded adjustments totaling $0.6 million to the beginning accumulated deficit for the year ended December 31, 2006 and $0.7 million to accumulated other comprehensive income. These adjustments were considered to be immaterial to our consolidated statements of operations and our other comprehensive income (loss) in prior years, under the "roll-over" method. The components of the adjustment are detailed in the tables below:

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

(f)
Deferred taxes and other comprehensive income (loss) were not recorded for the tax impact of unrealized foreign exchange gains taxable in Europe and deferred under U.S. generally accepted accounting principles ("GAAP") for the loans made to our European subsidiary. This error occurred in 2000 through 2005.

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

  Recent Accounting Pronouncements

        In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially, and subsequently, be measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 was effective for fiscal years beginning after December 15, 2006.

        In accordance with the adoption of FIN 48 on January 1, 2007, we recognized a cumulative-effect adjustment of less than $0.1 million to the opening balance of accumulated deficit. See Notes 3 and 14, "Income Taxes," for additional information.

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) Share-Based Payment. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for years beginning after November 15, 2008. The Company has evaluated the effect of implementing the Statement on its financial position and operations and has determined that the impact of implementing the Statement will increase (or decrease) the fair value of its derivative financial instruments by an immaterial amount. The Company will consider the application of this Statement when computing fair value for financial reporting purposes beginning in 2008.

        In February 2007, the FASB issued SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company will not be electing the fair value option for financial assets or liabilities existing on the December 31, 2007 adoption date. The Company will consider the applicability of the fair value option for assets acquired or liabilities incurred in future transactions.

        In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for us in fiscal year 2009. We do not have any minority interests and do not expect the adoption of SFAS 160 to have a material effect on our financial position or consolidated financial statements.

        In December 2007, the SEC published SAB 110, Share-Based Payment. The interpretations in SAB 110 express the SEC staff's views regarding the acceptability of the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of expected term of share options in accordance with FASB Statement No. 123 (Revised) Share-Based Payment. The use of the simplified method requires our option plan to be consistent with a "plain vanilla" plan and was originally permitted through December 31, 2007 under SAB 107. In December 2007, the SEC issued SAB 110, Share-Based Payment, to amend the SEC's views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with FAS No. 123(R). SAB 110 is effective for the Company beginning December 31, 2007. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

        In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. This statement requires enhanced disclosures about derivative instruments and hedging activities within an entity by requiring the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk—related, and it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is evaluating the impact of the adoption of SFAS 161 and believes there will be no material impact on our consolidated financial statements or financial operations.

4. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 30, 2007	December 31, 2006
Land	$1,665	$1,891
Buildings and improvements	7,100	7,294
Machinery and equipment	26,787	26,834
Dies, jigs and fixtures	1,464	1,198
Computers, software, office equipment and furniture	3,762	3,784
Automobiles and trucks	170	181
Leasehold improvements	9,147	8,682
Construction in progress	851	602

	$50,946	$50,466
Less accumulated depreciation and amortization	(31,752)	(30,578)

	$19,194	$19,888

        As of December 30, 2007 and December 31, 2006, none of the Company's assets were under capital lease agreements. Depreciation and amortization expense for the years ended December 30, 2007, December 31, 2006, and January 1, 2006 was $3.1 million, $3.4 million, and $3.1 million, respectively.

        In May 2007, the Company completed the sale of the Mexico building and in December 2007 the Company completed the sale of the Mexico corporation. See further discussion in Note 10 to the accompanying consolidated financial statements.

5. NET INCOME (LOSS) PER SHARE

        In accordance with SFAS 128, Earnings Per Share, basic income (loss) per share is based upon the weighted average number of common shares outstanding. For the year ended December 30, 2007, all 2,791,579 of outstanding stock options were excluded from the calculation of diluted income (loss) per share as their effect would have been anti-dilutive due to the net loss for the year. For the year ended December 31, 2006, 2,297,054 of outstanding stock options were excluded from the calculation of diluted income (loss) per share as their exercise prices would render them anti-dilutive. For the year ended January 1, 2006, all 2,270,115 shares subject to outstanding stock options were excluded from the calculation of diluted income (loss) per share as their effect would have been anti-dilutive due to the net loss for the year.

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended
	December 30, 2007	December 31, 2006	January 1 2006
Net income (loss)	$(8,973)	$83	$(3,232)

Shares:
Weighted-average common shares outstanding—basic	19,387	19,286	19,230
Effect of dilutive securities:
Outstanding stock options	—	12	—

Weighted-average common shares outstanding—diluted	19,387	19,298	19,230

Net income (loss) per share:
Basic	$(0.46)	$—	$(0.17)

Diluted	$(0.46)	$—	$(0.17)

6. DEBT

        Debt consists of the following at December 30, 2007 and December 31, 2006 (in thousands):

	December 30, 2007	December 31, 2006
5.25% senior notes, current portion	$46,630	$—
5.25% senior notes, long-term portion	—	46,630

Total debt	$46,630	$46,630

        Presented below is the Company's debt and debt payable to affiliates at December 30, 2007 and December 31, 2006 (in thousands):

	December 30, 2007	December 31, 2006
Debt:
Current	$24,485	$—
Long-term debt	—	24,485
Debt payable to affiliates:
Current	22,145	—
Long-term debt	—	22,145

Total debt	$46,630	$46,630

        As of December 30, 2007, all of the Company's debt is scheduled to be repaid in 2008.

        The debt includes the Company's senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. The senior notes are secured by a second-priority lien on substantially all of the Company's domestic assets and by a pledge of 65% of the equity of certain of the Company's foreign subsidiaries. As of December 30, 2007, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior secured notes due in 2008. The Company does not currently have sufficient funds to repay these notes and is actively seeking to refinance this obligation; however, given the current credit market conditions the Company acknowledges that it may not be able to refinance this obligation at comparable interest rates to the 5.25% annual interest rate in the past, and any refinancing may be on terms that are materially less favorable. In addition, if the Company is not able to obtain satisfactory financing, the Company may be forced to sell some of its assets or to otherwise significantly alter its operating plan.

        The Company's primary line of credit is its senior revolving credit facility with General Electric Capital Corporation (the "Credit Facility"). In order to increase borrowing capacity that was in effect lowered by historical earnings before interest, taxes, depreciation and amortization expense ("EBITDA") covenant, the Company approached General Electric Capital Corporation on re-negotiating our Credit Facility. On November 1, 2007, the Company and General Electric Capital Corporation amended the credit agreement for the revolving line of credit dated February 24, 2004. The amended Credit Facility provides for borrowings of up to the lesser of $7.5 million or 85% of eligible domestic accounts receivable. As of December 30, 2007, our borrowing base was $7.5 million, our eligible accounts receivable was $10.3 million. The Credit Facility matures in August 2008. Prior to November 1, 2007, the borrowings bore interest, at the Company's option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank's base rate plus 1.0%. Effective November 1, 2007, the borrowings bear interest, at the Company's option, at a rate per annum equal to LIBOR plus 3.5% or the agent bank's base rate plus 2.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the credit facility in respect of the average daily balance of unused loan commitments at a rate of 1.0% per annum effective November 1, 2007. Prior to November 1, 2007 the rate was 0.5% per annum. In lieu of a maximum senior leverage multiple covenant, the new amended Credit Facility effective November 1, 2007 includes a minimum EBITDA target for the fourth quarter of 2007, which the Company was in compliance with at December 30, 2007. In 2008, quarterly minimum EBITDA targets will be established. Prior to November 1, 2007, the EBITDA covenant limited our borrowing to the lower of the borrowing base or two times our EBITDA as defined by the prior credit agreement. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company's domestic assets and by a pledge of 65% of the equity of certain of the Company's foreign subsidiaries. The Credit Facility contains certain restrictive covenants including the minimum EBITDA target. In March 2008, General Electric Capital Corporation modified the amended credit agreement effective as of December 30, 2007 for a balance sheet covenant issue resulting from the capitalization of intercompany debt with our Dutch holding company during 2007. As of December 30, 2007, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

        Cherokee Europe maintains a working capital line of credit of approximately $4.5 million, expressed as Euros 3.0 million, with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. Our access to the line is limited to $4.0 million because $0.5 million is committed to minimum guarantees on specific collections and payments. In November 2007, ING Belgie NV restricted the Company from transferring funds from Europe to the U.S. in the form of management and dividend fees. During the quarter ended September 30, 2007, Cherokee Europe borrowed $2.1 million from the line of credit which remained outstanding as of December 30, 2007. As of December 30, 2007, Cherokee Europe was in compliance with all covenants.

        In January 2007, Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. ("ICBC") for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.4 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company's building in Shanghai, China. The first term ended January 29, 2008, and was renewed and extended for an additional year, until January 2009. The contract is renewable annually, but is cancelable at any time. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People's Bank of China, which was 6.55% at January 29, 2007 and 6.04% at March 20, 2007, based on dates amounts were borrowed. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. The cash from these deposits made into our bank account are not restricted from our usage of these funds. As of December 30, 2007, Cherokee China had $1.3 million of borrowings under the line of credit and was in compliance with all covenants.

        In July 2007, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV, and repaid the amount as of December 25, 2007. The loan arrangement was over six months, with monthly payments of $96,000 to be repaid by December 25, 2007. The loan bore a 5.3% interest rate.

7. OTHER LONG-TERM LIABILITIES

        Other long-term liabilities consist of the following (in thousands):

	Years Ended
	December 30, 2007	December 31, 2006
1999 Europe restructuring liabilities	$561	$676
2003 Europe restructuring liabilities	1,330	1,421
Long service award liabilities	963	818
Pension liability-SFAS 158	1,748	2,671
Deferred compensation	1,356	1,105
Advances for research and development	668	597

Subtotal	$6,626	$7,288
Less current portion	(2,092)	(573)

	$4,534	$6,715

        Estimated payments required under other long-term obligations as of December 30, 2007 are as follows (in thousands):

	1999 Europe Restructuring	2003 Europe Restructuring	Long Service Award
2008	164	266	53
2009	342	259	107
2010	55	238	204
2011	—	195	25
2012	—	151	20
Thereafter	—	221	554

Subtotal	$561	$1,330	$963
Less current portion	(164)	(266)	(53)

	$397	$1,064	$910

        The Company's long term pension liability is greatly affected by the prevailing discount rate when calculating its liability under SFAS 158. The lower prevailing rates in 2006 resulted in the increase in the liability while the higher prevailing rate in 2007 significantly decreased the liability.

        As of December 30, 2007, the Company has a recorded liability of $1.4 million, for employee and non-employee director contributions and investment activity to date under the deferred compensation plan, the current portion of $1.1 million is recorded under accrued compensation and benefits and the long-term portion of $0.2 million is recorded in other long-term liabilities.

8. CHEROKEE EUROPE RESTRUCTURING

        Prior to the Company's acquisition of Cherokee Europe, the facility implemented a restructuring plan (the "1999 Europe Restructuring"). The 1999 Europe Restructuring liability of $2.2 million assumed by the Company was comprised entirely of termination benefits to be paid through 2010. The Company paid $0.2 million, $0.2 million, and $0.2 million in benefits during the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively, under the 1999 Europe Restructuring.

        In June 2003, the Company received approval for a restructuring plan (the "2003 Europe Restructuring") of its operations in Europe from the Workers Union and the appropriate governmental authorities in Belgium. The 2003 Europe Restructuring involved the elimination of 61 operational and administrative positions at the Cherokee Europe facility in Belgium due to unfavorable economic conditions in that market. All of the terminations were completed in 2003. Pursuant to the 2003 Europe Restructuring, the Company recorded a termination benefits charge of $4.5 million for the year ended December 28, 2003, to be paid through 2016. The Company paid $0.4 million, $0.3 million, and $0.4 million in benefits during the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively, under the 2003 Europe Restructuring.

        A reconciliation of the 1999 Europe Restructuring and 2003 Europe Restructuring liabilities for the year ended December 30, 2007 and prior years is as follows (in thousands):

	1999 Europe Restructuring	2003 Europe Restructuring
Balance as of December 29, 2002	$1,052	$—
Provision	—	4,474
Payments	(206)	(1,942)
Foreign exchange rate effect	182	282

Balance as of December 28, 2003	1,028	2,814
Provision	165	(54)
Payments	(231)	(1,122)
Foreign exchange rate effect	66	129

Balance as of January 2, 2005	1,028	1,767
Provision	27	259
Payments	(163)	(368)
Foreign exchange rate effect	(122)	(206)

Balance as of January 1, 2006	770	1,452
Provision	50	99
Payments	(224)	(285)
Foreign exchange rate effect	80	155

Balance as of December 31, 2006	676	1,421
Provision	50	117
Payments	(193)	(362)
Foreign exchange rate effect	28	154

Balance as of December 30, 2007	$561	$1,330
Less current portion	(164)	(266)

Due after one year	$397	$1,064

        The provision under the restructuring liability is updated annually to adjust for the expected future obligations.

9. COMMITMENTS AND CONTINGENCIES

        The Company leases certain of its manufacturing facilities under non-cancelable operating leases through 2055. One of the manufacturing facilities is leased from an entity controlled by a former director of the Company. Rental expense for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 totaled approximately $1.7 million, $1.7 million and $1.6 million (including $1.2 million, $1.2 million and $1.1 million to an entity controlled by a former director), respectively.

        As of December 30, 2007, the Company has no capital lease contracts. A summary of the Company's operating lease commitments as of December 30, 2007 is as follows (in thousands):

Year ending December 30:
2008	$1,611
2009	568
2010	43
2011	18
2012	6
Thereafter	103

Total minimum lease payments	$2,349

        As of December 30, 2007, total future minimum payments for operating leases aggregated to $2.3 million, of which $1.6 million is payable to an entity controlled by a former director of the Company.

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

        The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of December 30, 2007, and December 31, 2006.

  Cash Incentive Compensation Program and Severance Agreements

        The Company adopted a cash incentive program for certain executives, which provides for cash incentive payments of up to 120% of base salary subject to attainment of corporate goals and objectives approved by the Company's board of directors. In addition, the Company has entered into severance agreements with certain executives and managers, which provide payments to the executive or manager if they are, terminated other than for cause or because of a change in control, as defined in the applicable severance agreement. Certain of the severance agreements provide additional benefits, including acceleration of stock options, in the event of termination in connection with a change of control, as defined in the applicable severance agreement.

        On February 29, 2008, the Company entered into an amendment to the Company's existing severance agreements for the Company's President and Chief Executive Officer, Vice President, Chief Financial Officer and Secretary, and Executive Vice President of Global Operations. Also, on February 29, 2008, the Company entered into a new severance agreement with its Vice President of Engineering. See further discussion in Note 16 to the accompanying consolidated financial statements.

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

        The subject payments, in the aggregate, amounted to approximately $40,000 in each of the years ended January 2, 2005 and January 1, 2006, and less than $10,000 in the year ended December 31, 2006. The Company retained outside counsel who conducted an internal investigation into these payments. In January 2007, the Company's outside counsel met with the SEC to discuss the results of the internal investigation.

  SynQor

        On November 16, 2007, SynQor announced that it had filed a lawsuit against several of its competitors, including Cherokee International Corporation who was named in the complaint, for infringement of two patents relating to bus converters and/or non-isolated point of load converters used in intermediate bus architectures. The patents at issue are U.S. patents 7,072,190 and 7,272,021. The suit was filed in Federal Court in the Eastern District of Texas. The Company intends to vigorously defend this lawsuit. Although the ultimate aggregate amount of monetary liability or financial impact with respect to this lawsuit is subject to many uncertainties and is therefore not predictable with assurance, the final outcome of this lawsuit, if adverse, could have a material adverse effect on our financial position, results of operations or cash flows.

10. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES FOR CLOSURE OF GUADALAJARA, MEXICO FACILITY

        During the quarter ended October 1, 2006, the Company announced the planned closure of its Mexican facilities and a related restructuring plan, which was accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Mexico Facility encompassed 35,000 square feet in one building and had been in operation since 1988, employing approximately 250 full-time and temporary employees in the production of power supplies.

        The restructuring and closure of our Mexico Facility was completed by the end of the second quarter of 2007. The cumulative costs for the closure of the Mexico Facility were $1.5 million ($1.3 million of which were recorded in 2006). This was made up of $0.9 million restructuring, $0.3 million asset impairment and $0.3 million additional excess and obsolescence reserve. During the third quarter ended July 1, 2007, there was a reversal of $38,000 to severance costs due to the transfer and relocation of an employee from the Mexico Facility to our Tustin Facility. The remaining accrued balance for severance and stay bonuses was paid on July 1, 2007 to the remaining employees.

  Assets held for sale—Mexico Facility building sold

        The Company began actively searching for a buyer for the Mexico Facility building during the quarter ended October 1, 2006; however, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the related assets were not classified as assets held for sale in the condensed consolidated balance sheets prior to April 1, 2007, because the Company did not meet the criterion that "the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets", due to our continued utilization of assets in our ongoing operations at our Mexico Facility.

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

        On February 22, 2007, Cherokee Electronica, S.A. de C.V. ("Cherokee Mexico"), a subsidiary of Cherokee International Corporation, a Delaware corporation (the "Company"), entered into a Purchase and Sale Agreement (the "Agreement") with Inmobiliaria Hondarribia, S.A. de C.V. (the "Buyer") for the sale of Cherokee Mexico's 35,000-foot manufacturing facility in Guadalajara, Mexico. The Agreement provided that the Buyer pay Cherokee Mexico an aggregate purchase price of approximately US $1.2 million of which a 15% deposit, approximately US $182,000, was paid on February 22, 2007. On May 24, 2007, the sale of the building was completed, and the remaining 85% of the sales price was transferred into the Company's bank account. The Company also collected the value added tax on the building in addition to the sales price and paid the taxes collected to the Mexican government in June 2007. The net gain of the sale recorded during the quarter ended July 1, 2007, was $0.4 million, net of $0.1 million related to the cost to sell the assets which was deducted from the gain.

  Sale of Mexico Corporation

        On December 12, 2007 Cherokee International Corporation sold Cherokee Electronica, S.A. de C.V. corporation and capital stock. The Company received the proceeds from the sale on December 13, 2007. The net gain of the sale was $0.4 million.

  Asset Impairment Charges related to Other Assets

        During the quarter ended October 1, 2006, the Company performed an impairment review in accordance with SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets, to determine whether any of its long-lived assets located at the Mexico Facility were impaired. The Company identified certain long-lived assets associated with the restructuring and closure of the Mexico Facility whose carrying value would not be recoverable from future cash flows and recorded an impairment charge of $0.3 million for these assets. These assets consisted of machinery and equipment, computer technology and equipment, and office furniture and equipment. The majority of these assets were written off because the Company considered them to have no market value. None of the impairment charges included cash components.

  Restructuring Costs

        In accordance with SFAS 146, employee severance, contract termination and other exit costs are recorded at their estimated fair value when they are incurred. During the quarter ended July 1, 2007, there was a reversal of $38,000 to severance costs due to the transfer and relocation of an employee from the Mexico Facility to our Tustin Facility.

        There were $0.2 million of employee severance and stay bonus costs during the first six months of 2007, which included a pro-rata portion from August 10, 2006, the communication date, through July 1, 2007, of an estimated amount of statutorily required severance payments and management performance stay-on bonuses incurred for employees at the Mexico Facility. The Company paid $0.6 million of severance and related expenses to the remainder of employees terminated during the quarter ended July 1, 2007. All severance charges were settled with cash as of July 1, 2007.

        A summary of the restructuring costs and reserve activity for the year ended December 30, 2007 is as follows (in thousands):

	Restructuring Liabilities at December 31, 2006	Restructuring Charges	Cash Paid	Restructuring Liabilities at December 30, 2007
Severance and bonuses	$429	$155	$(584)	$—
Total Restructuring Costs	$429	$155	$(584)	$—

11. STOCKHOLDERS' EQUITY

  2002 Stock Option Plan

        In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the "2002 Stock Option Plan") under which up to 1,410,256 shares of the Company's common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee's Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of December 30, 2007, the Company had granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.

  2004 Omnibus Stock Incentive Plan

        On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the "2004 Plan"), which provided for the issuance of 800,000 shares of common stock. The 2004 Plan also provides for an annual increase to be added on the first day of the Company's fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of December 30, 2007 a total of 2,926,070 shares of the Company's common stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of December 30, 2007, the Company had granted options to purchase 2,329,489 shares of common stock under the 2004 Plan, which included 308,153 options issued as partial compensation to non-employee directors. During the year ended December 30, 2007, the Company granted a total of 745,500 options to purchase shares of common stock under the 2004 Plan, which includes options to purchase shares that were cancelled and subsequently re-granted. The aggregate fair value for options granted during 2007 was $2,143,000, which will be amortized as stock compensation costs over 6.25 years.

        Information with respect to stock option activity and stock options outstanding under both stock option plans is as follows:

	Number of Shares	Option Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2003	—	$—	$—
Options granted (weighted average fair value of $0.59 per share)	1,087,327	$5.85 - 10.34	$6.74
Options exercised	—	—	—
Options forfeited	(6,410)	$5.85 - 10.34	$6.75

Options outstanding, December 28, 2003	1,080,917	$5.85 - 10.34	$6.78
Options granted (weighted average fair value of $6.57 per share)	527,320	$6.96 - 14.50	$13.32
Options exercised	(6,056)	$5.85 - 10.34	$6.42
Options forfeited	(167,417)	$5.85 - 14.50	$7.72

Options outstanding, January 2, 2005	1,434,764	$5.85 - 14.50	$9.05
Options granted (weighted average fair value of $2.12 per share)	1,227,489	$2.97 - 7.26	$4.56
Options exercised	—	—	—
Options forfeited	(392,138)	$3.89 - 14.50	$9.91

Options outstanding, January 1, 2006	2,270,115	$2.97 - 14.50	$6.47
Options granted (weighted average fair value of $2.22 per share)	157,500	$3.18 - 6.76	$3.69
Options exercised	—	—	—
Options forfeited	(130,561)	$3.19 - 14.50	$7.27

Options outstanding at December 31, 2006	2,297,054	$2.97 - 14.50	$6.23
Options granted (weighted average fair value of $2.87 per share)	745,500	$4.40 - 5.54	$4.95
Options exercised	(30,000)	$2.97 - 3.75	$3.19
Options forfeited	(220,975)	$3.19 - 14.50	$5.64

Options outstanding at December 30, 2007	2,791,579	$2.97 - 14.50	$5.97	7.49	$—

Options vested and expected to vest in the future at December 30, 2007	2,463,011		$6.14	7.29	$—

Options exercisable at December 30, 2007	1,464,005		$6.75	6.42	$—

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.97 - 3.18	112,500	8.07	$3.01	43,750	$2.99
$3.19	498,900	7.94	$3.19	271,950	$3.19
$3.49 - 4.77	177,500	8.33	$3.86	54,375	$3.75
$4.94	625,500	9.50	$4.94	—	$—
$4.97 - 5.54	80,000	9.49	$5.13	—	$—
$5.85	627,930	5.58	$5.85	627,930	$5.85
$7.26	284,000	7.20	$7.26	142,000	$7.26
$8.07	30,000	6.93	$8.07	22,500	$8.07
$10.34	140,249	5.58	$10.34	140,249	$10.34
$14.50	215,000	6.13	$14.50	161,251	$14.50

	2,791,579	7.49	$5.97	1,464,005	$6.75

  2004 Employee Stock Purchase Plan

        On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the "ESPP"). The ESPP provides for an annual increase to be added on the first day of the Company's fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of December 30, 2007, a total of 742,019 shares of common stock were reserved for issuance under the plan. The ESPP, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company's Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously issued under the ESPP. As of December 30, 2007, 236,016 shares of common stock had been issued under the ESPP.

  Deferred Compensation Plan

        On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans were amended on January 1, 2008 to comply with the regulations for nonqualified deferred compensation arrangements under Internal Revenue Code (IRC) Section 409A. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses, and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant's interest in each matching contribution and employer profit sharing credit, if any, vests in full no later than after 3 years.

        As of December 30, 2007, the Company has a recorded liability of $1.4 million, for employee and non-employee director contributions and investment activity to date, the current portion of $1.1 million is recorded under accrued compensation and benefits and the long-term portion of $0.2 million is recorded in other long-term liabilities. As of December 31, 2006 the Company had a recorded liability of $1.1 million which was recorded in other long-term liabilities. The Company has provided no matching contributions during the year ended December 30, 2007 and prior years.

        In January 2008, we paid $0.6 million of scheduled distributions to participants from the deferred compensation plan.

12. RETIREMENT PLANS

        Cherokee Europe maintains a pension plan for certain levels of staff and management that includes a defined benefit feature. The following represents the amounts related to this defined benefit plan (in thousands):

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Change in Benefit Obligation:
Benefit obligation, beginning of period	$9,002	$5,112	$5,986
Benefits paid	(682)	(546)	(934)
Effect of exchange rate changes	889	744	(744)
Service cost	364	238	152
Plan participant's contributions	137	124	125
Interest cost	417	200	247
Actuarial loss	(2,681)	3,130	280

Benefit obligation, end of period	$7,446	$9,002	$5,112

Change in Plan Assets:
Fair value of plan assets, beginning of period	$5,030	$2,722	$3,698
Benefits paid	(682)	(546)	(934)
Effect of exchange rate changes	585	407	(437)
Actual return on plan assets	332	1,864	13
Employer contribution	296	459	257
Plan participants' contributions	137	124	125

Fair value of plan assets, end of period	$5,698	$5,030	$2,722

Unfunded status	$(1,748)	$(3,972)	$(2,390)
Unrecognized net actuarial gain	—	—	1,141

Accrued pension liability	$(1,748)	$(3,972)	$(1,249)

Information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$7,446	$9,002	$5,112
Accumulated benefit obligation	$5,992	$6,921	$3,919
Fair value of assets	$5,698	$5,030	$2,722
Components of Net Periodic Benefit Cost:
Service cost	$364	$238	$152
Interest cost	417	200	247
Expected return on plan assets	(236)	(127)	(141)
Amortization of net (gain)/loss	182	61	—

Net periodic benefit cost	$727	$372	$258

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Weighted average assumptions used:
For determining benefit obligations at the years ended:
Discount rate	5.50%	4.50%	4.00%
Salary increase	3.75%	3.75%	3.50%
For determining net periodic cost for years ended:
Discount rate	4.50%	4.00%	4.00%
Salary increase	3.75%	3.50%	3.50%
Expected return on assets	4.50%	4.50%	4.50%
Pension plan assets:
Guaranteed insurance contracts	100%	100%	100%

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

        The Company expects to contribute approximately $400,000 to the pension plan in fiscal 2008.

Estimated future pension benefit payments (in thousands):
2008	$411
2009	827
2010	1,769
2011	645
2012	347
Years 2013 - 2017	$2,708

        The Company maintains a retirement plan (the "401(k) Plan") in which substantially all domestic employees as of January 1, 2008 are eligible to participate in after completing three months of employment. Prior to January 1, 2008, employees were eligible to participate in the plan after six months of employment. The Company adopted the safe harbor method in operating the 401(k) Plan effective January 1, 2008. As of January 1, 2008, under the safe harbor method, the 401(k) Plan allows participating employees to contribute up to 50% of the employee's pretax compensation, with the Company matching up to 3.5% of the first 6% of employee contributions. Company contributions fully vest and are non-forfeitable after the participant has completed two years of service. Prior to January 1, 2008, the Company allowed participating employees to contribute up to 15% of the employee's pretax compensation, with the Company making discretionary matching contributions. Company contributions were fully vested and non-forfeitable after the participant completed five years of service. For the years ended December 30, 2007, December 31, 2006, and January 1, 2006, the Company elected to contribute approximately $361,000, $312,000, and $280,000, respectively, to the 401(k) Plan. Beginning with the year ended December 31, 2006, the Company made quarterly employer contributions to the 401(k) Plan. Prior to January 2, 2006, employer contributions were generally made after the calendar year end. Participants pay administrative costs associated with the 401(k) Plan.

13. CONCENTRATIONS

        The Company recorded net sales of greater than 10% of total net sales from the following customers:

	Years Ended
Customer	December 30, 2007	December 31, 2006	January 1, 2006
A	*	*	10.4%
B	11.6%	*	*

*
Customer net sales were less than 10% of total net sales.

        The Company has outstanding accounts receivable balances of greater than 10% of total net receivables from the following customers:

	As of
Customer	December 30, 2007	December 31, 2006
A	*	*
B	10.6%	*

*
Customer accounts receivable balance was less than 10% of total accounts receivable, net.

        Although not anticipated, a decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company's products could have an adverse effect on the Company's future financial position and results of operations.

        The Company sells its power supply products to OEMs in the computing and storage, wireless infrastructure, enterprise networking, medical and industrial markets. These activities are managed as a single business and have been aggregated into a single reportable operating segment. For the years ended December 30, 2007, December 31, 2006, and January 1, 2006, net sales by region were as follows (in thousands):

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
North America (primarily United States)	$64,116	$75,264	$63,157
Europe	45,193	53,201	50,399
Asia	18,833	16,182	8,051
Other	354	381	472

	$128,496	$145,028	$122,079

        The Company's long-lived assets located outside of the United States were $17.6 million and $18.2 million as of December 30, 2007 and December 31, 2006, respectively.

14. INCOME TAXES

        Income (loss) before income taxes consists of the following components (in thousands):

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
United States	$3,785	$7,218	$4,604
Foreign	(15,210)	(7,218)	(6,959)

	$(11,425)	$—	$(2,355)

        The provision for current and deferred income taxes consists of the following (in thousands):

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Current:
Federal	$—	$—	$(51)
State	11	—	—
Foreign	(227)	653	403

Total current	$(216)	$653	$352

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(2,236)	(736)	525

Total deferred	$(2,236)	$(736)	$525

Provision (benefit) for income taxes	$(2,452)	$(83)	$877

        The Company's effective tax rate differs from the federal statutory rate of 34% as follows (in thousands):

	Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Worldwide pre-tax income (loss) at 34%	$(3,885)	$—	$(801)
State tax, net of federal benefit	159	168	—
Foreign income not subject to U.S. tax (benefit)	3,327	935	847
Goodwill impairment	1,767	—	—
Foreign taxes	(2,590)	(305)	769
Disposal of foreign subsidiary	(3,272)	—	—
Change in valuation allowance	1,501	(782)	248
Other	541	(99)	(186)

Provision (benefit) for income taxes	$(2,452)	$(83)	$877

        The Company's deferred income taxes are comprised of the following (in thousands):

	Years Ended
	December 30, 2007	December 31, 2006
Net deferred income taxes
Inventory reserves	$813	$1,487
Nondeductible reserves	423	607
Net operating loss carry-forwards	22,870	24,223
Fixed assets	673	418
Tax basis step up from 1999 re-capitalization	27,825	32,653
Other	21	326
Compensation and pension	1,841	2,997
Credits	579	954
Capital loss carryforward	3,892	—
Foreign exchange gain	(534)	(4,597)
Deferred fire gain	(653)	(661)
Deferred state taxes	(3,458)	(3,537)

	54,292	54,870
Valuation allowance	(52,672)	(54,587)

Net deferred tax asset	$1,620	$283

        In the opinion of management, it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Accordingly, management has determined that a full valuation allowance was required as of December 30, 2007 and December 31, 2006 for U.S. and certain foreign deferred tax assets. At December 30, 2007, we had $1.6 million of tax benefits from our European operations on the balance sheet. There is no reserve against this tax asset. These benefits were created in fiscal year 2007 from tax losses. The years immediately preceding 2007 were profitable and our business plans project future profitable years that will utilize this asset. Cherokee Europe operations have a history of profits and in the opinion of management, it is more likely than not that the Company will realize the deferred tax assets. Cherokee Europe has a long term deferred tax liability related to a prior year gain which is recognized over several years for Belgium tax purposes.

        Federal and state NOL carry-forwards at December 30, 2007, are $50.0 million and $39.6 million, respectively. Federal NOL carry-forwards begin expiring in 2022 and state NOL carry-forwards begin expiring in 2014. Foreign NOL carry-forwards are $10.5 million at December 30, 2007, the majority of which have an infinite carryforward period.

        Our China operation is not subject to taxes for five years beginning in 2008 due to a tax holiday.

        U.S. deferred income taxes were not provided for on undistributed earnings from non-U.S. subsidiaries. Those earnings are considered to be permanently reinvested in accordance with Accounting Principles Board (APB) Opinion 23.

        The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of adoption, the Company recognized a cumulative effect adjustment of less than $0.1 million to the January 1, 2007 accumulated deficit balance. At January 1, 2007, we had $1.8 million of gross unrecognized tax benefits, of which $0.6 million would reduce our effective tax rate if recognized. Of the total unrecognized tax benefits at the adoption date, $1.2 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in our valuation allowance of $1.2 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact our effective tax rate. During the second quarter of 2007 the Company effectively settled a Netherlands examination of the years 2002 through

2006. As a result of the Netherlands settlement, the Company reduced the liability for unrecognized tax benefits by $0.3 million during the second quarter of 2007. The Company received $0.2 million of refunds from the Dutch government during the third quarter of 2007. In the fourth quarter of 2007 the Company received a favorable ruling on one of three tax years in India and as a result reduced the liability for unrecognized tax benefits by approximately $0.1 million. At December 30, 2007, we have $0.3 million of gross unrecognized tax benefits, of which $0.3 million would reduce our effective tax rate if recognized. The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 30, 2007, we have less than $0.1 million of accrued interest and penalties related to uncertain tax positions.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits including accrued interest and penalties is as follows (in millions):

Gross unrecognized tax benefits at January 1, 2007	$1.8
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	(0.6)
Current year tax positions	—
Settlements	—
Lapse of statute of limitations	—
Disposition of legal entity	(0.9)

Gross unrecognized tax benefits at December 30, 2007	$0.3

        The tax years 1997 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company is currently under examination in India for certain years between 2000 and 2005 and in the United States for the year 2005. In the fourth quarter of 2007 we sold our Mexican subsidiary and are no longer subject to examinations in Mexico. The Company is scheduled to begin an audit of 2005 and 2006 in Belgium beginning in the first quarter of fiscal 2008. Due to the potential resolution of the examinations, it is reasonably possible that the unrecognized tax benefits at December 30, 2007, may change within the next twelve months by a range of $0 to $0.3 million.

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

        During the year ended January 1, 2006 we received additional insurance proceeds to compensate us for the replacement value of the assets destroyed. The total recoveries of $6.7 million resulted in a $2.9 million gain reported in the year ending January 1, 2006. As of December 31, 2006, the Company had been reimbursed for the values of the damaged property.

        The following amounts were recorded in our consolidated financial statements for the year ended January 1, 2006 (in thousands):

Write-off of destroyed assets:
Inventory	$2,437
Warehouse and equipment, net book value	158
Supplies and other expenses	1,203

Total destroyed assets	$3,798

Insurance proceeds:
Proceeds received in year ended December 31, 2004	$3,385
Proceeds received in year ended December 31, 2005	3,311

Total recoveries	$6,696

16. SUBSEQUENT EVENTS

  Senior Notes Debt

        On February 1, 2008 the Company engaged an investment banker to work on securing the extension of the maturity date of the Senior Notes currently due on November 1, 2008.

  Severance Agreements

        On February 29, 2008, the Company entered into an amendment to the Company's existing severance agreement with each of Jeffrey M. Frank, the Company's President and Chief Executive Officer, Linster W. Fox, the Company's Executive Vice President, Chief Financial Officer and Secretary, and Mukesh Patel, the Company's Executive Vice President of Global Operations. These executives' existing severance agreements provide for certain severance payments to be made in the event that the executive's employment is terminated by the Company without cause. The amendments provide that, if severance is triggered under the executive's severance agreement, the executive's severance benefit will consist of a cash payment equal to two times the executive's current base salary at the time of termination and continued medical benefits for up to two years. In the case of Mr. Patel, the amendment further amends his severance agreement to provide that if he terminates his employment with the Company for good reason within one year following a change in control event, he will be entitled to the severance benefits described above. The amendments further amend Mr. Frank's and Mr. Fox's severance agreements to provide that each of them may terminate employment for any reason within two years following a change in control of the Company and, in such event, they will be entitled to: a cash payment equal to two times the executive's current base salary at the time of termination; a prorata cash payment equal to the executive's annual bonus at the time of termination (calculated as if the Company achieved financial performance equal to that set forth in the then-most current budget approved by the Company's Board of Directors); immediate vesting of all outstanding stock options; continued medical benefits for up to two years; a cash payment equal to the amount forfeited by the executive under the Company's 401(k) or similar plan; use of an executive outplacement service in an amount not to exceed $50,000 or a lump-sum cash payment in lieu thereof; and any additional benefits then due or earned under applicable plans or programs of the Company.

        On February 29, 2008, the Company also entered into a severance agreement with Alex Patel, the Company's Vice President of Engineering. The severance agreement provides that, in the event Mr. Patel's employment is terminated either by the Company without cause or by Mr. Patel for good reason within one year following a change in control event, Mr. Patel will be entitled to receive a cash payment equal to one times his then current annual base salary and continued medical benefits for up to one year. Mr. Patel's right to receive severance benefits under the severance agreement is subject to his execution of a release of claims in favor of the Company upon the termination of his employment. The severance agreement also includes certain confidentiality, non-solicitation and inventions covenants in favor of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Stockholders

CHEROKEE INTERNATIONAL CORPORATION:

        We have audited the consolidated financial statements of Cherokee International Corporation and Subsidiaries as of December 30, 2007 and December 31, 2006, and for each of the two years in the period ended December 30, 2007, and have issued our report thereon dated March 26, 2008 which expressed substantial doubt about the Company's ability to continue as a going concern. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in the accompanying Schedule II—Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. Such information for each of the two years in the period ended December 30, 2007 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/    MAYER HOFFMAN MCCANN P.C.

MAYER HOFFMAN MCCANN P.C.

Orange County, California
March 26, 2008

CHEROKEE INTERNATIONAL CORPORATION
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At Beginning of Period	Charged to Cost And Expenses	Deductions	Balance At End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended January 1, 2006	$124	$272	$(36)	$360
Year ended December 31, 2006	$360	$51	$(119)	$292
Year ended December 30, 2007	$292	$14	$(9)	$297

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        Our management, with the participation of our President, Chief Executive Officer and Director, and our Executive Vice President, Chief Financial Officer and Secretary, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. As described below under Management's Report on Internal Control Over Financial Reporting, we have identified material weaknesses and significant deficiencies in our internal control over financial reporting as of December 30, 2007 and as a result of these, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Secretary have concluded that, as of December 30, 2007, our disclosure controls and procedures were not effective.

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Secretary, evaluated the effectiveness of our internal control over financial reporting. Based on such evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

        A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In conducting its assessment of the effectiveness of our internal control over financial reporting, our management concluded the following material weaknesses existed as of December 30, 2007:

  Architecture of Company's IT systems does not presently support the financial reporting requirements of the Company's international operations

        Our subsidiaries in India and China still maintain disparate financial accounting systems that do not completely interface with the Company's primary ERP system, resulting in duplicate accounting entries on multiple systems. This causes a protracted reporting cycle which limits the oversight from corporate headquarters of transactional details at our international sites. Site level financial statements are delivered on spreadsheets to the corporate office for consolidation.

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

  The methodology and support for valuing and capitalizing inventory costs, and determining inventory reserves

        As remediated in the second quarter of 2007, the Company now evaluates historical and projected labor and overhead costs to determine their reasonableness. This process is subject to finance management oversight and review. The Company still does not track labor by product model at most locations.

  Oversight and monitoring controls

        The lack of an integrated financial reporting system creates the need for significant manual intervention and staffing to prepare spreadsheets, create eliminating entries, make tax adjustments, and U.S. GAAP adjustments. Additionally, our remote locations, other than Europe, have one local controller with little more than clerical support to maintain the local accounting system, transport information from the ERP system to their local books, report financial statements to our headquarters in the U.S. and perform routine functions such as account reconciliations. As part of our Sarbanes Oxley Act of 2002 (SOX) 404 compliance efforts, the Company is performing a detailed review of procedures and personnel at each site location. The Company is committed to resolving all deficiencies identified.

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

  •
  An internal audit department charter has been developed and approved by the Audit Committee. Internal audit is currently focused on site visits for SOX compliance and is also reviewing compliance with selected key corporate policies. Specific financial audit testing is being performed in conjunction with the SOX compliance efforts.

  •
  The corporate controller completed various Company sites visits to reinforce Company accounting policies and financial statement closing procedures with local controllers. There is additional oversight at the corporate offices with a consolidated reporting package being provided to corporate management and significant items being reviewed with local management.

        A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention of those responsible for oversight over the Company's financial reporting. In addition to the material weaknesses described above, in conducting its assessment of the effectiveness of our internal control over financial reporting, our management concluded the following significant deficiencies existed as of December 30, 2007:

  SOX Compliance

        As a non-accelerated filer, 2007 marked the first year of SOX compliance for the Company. The Company completed an internal assessment of controls. While the vast majority of the Company's controls were operating properly, the Company did identify control deficiencies for remediation. The corporate office worked closely with the site accounting personnel to remediate these deficiencies. The vast majority of the deficiencies were remediated during 2007, but some do remain at year end. While efforts to remediate these deficiencies will continue in 2008, management assessed the remaining deficiencies to determine if any additional material weakness existed. The Company concluded that none of the open deficiencies at year end could result in a material weakness, but did believe that two could be classified as significant deficiencies. These two significant deficiencies are as follows:

        1)    Inadequate fixed asset management systems and procedures; and

        2)    Inadequate system controls over shipping cutoffs

        The continued remediation of the weaknesses identified above and their associated risks is dependent on the Company's ability to address these issues effectively. The issues of IT systems, people and process are interrelated and difficult to separate. Striking the optimum balance between improved process, better trained and supervised staff and mission critical IT improvements is essential for success.

        The Company is committed to remediating all material weaknesses and significant deficiencies presently identified and any additional deficiencies that may be identified in the future.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. In connection with the Company's filing of its financial statements for its fiscal year ending December 28, 2008, the Company's internal control over financial reporting will be subject to attestation by the Company's registered public accounting firm.

  Changes in Internal Control Over Financial Reporting

        Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required under this Item 10 is incorporated by reference to the information found under the headings "Information Concerning the Nominees and Members of the Board of Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities and Exchange Act" of the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 30, 2007.

        The information regarding Cherokee's Audit Committee and Audit Committee financial expert is incorporated by reference to the information found under the headings "Board Committees" and "Report of the Audit Committee" of the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 30, 2007.

        The information regarding Cherokee's Code of Business Conduct and Ethics is incorporated by reference to the information found under "Code of Ethics" of the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 30, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required under this Item 11 is incorporated by reference to the information found under the heading "Director Compensation," "Executive Compensation," "Report of the Compensation Committee" and "Compensation Committee Interlocks and Insider Participation," of the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 30, 2007.

ITEM 12.    SECURITY OWNERSHIPOFCERTAIN BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required under this Item 12 is incorporated by reference to the information found under the heading "Security Ownership of Certain Beneficial Owners and Management" and the heading "Equity Compensation Plan Information" of the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 30, 2007.

ITEM 13.    CERTAIN RELATIONSHIPSAND RELATED TRANSACTIONS

        The information required under this Item 13 is incorporated by reference to the information found under the heading "Certain Relationships and Related Transactions" of the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 30, 2007.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required under this Item 14 is incorporated by reference to the information found under the heading "Principal Accounting Fees and Services" of the Definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders, which we expect to file within 120 days after the end of our fiscal year ended December 30, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1)    Consolidated Financial Statements

        The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of December 30, 2007, and December 31, 2006	44
Consolidated Statements of Operations for the years ended December 30, 2007, December 31, 2006, and January 1, 2006	45
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Operations for the years ended December 30, 2007, December 31, 2006 and January 1, 2006	46
Consolidated Statements of Cash Flows for the years ended December 30, 2007, December 31, 2006 and January 1, 2006	47
Notes to Consolidated Financial Statements	48

        (a)(2)    Financial Statement Schedules

        The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and is incorporated herein by reference:

Page
Report of Independent Registered Public Accounting Firm on Schedule	78
Schedule II: Valuation and Qualifying Accounts	79

        (a)(3)    Exhibits

        Exhibits have heretofore been filed with the SEC and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation.(1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation.(1)
4.1	Specimen certificate for shares of common stock, par value $0.001 per share.(34)
4.2	Indenture, dated as of November 27, 2002, between Cherokee International Corporation, as issuer, and U.S. Bank, N.A., as trustee, relating to the 5.25% Senior Notes due 2008.(2)
4.3	Form of 5.25% Senior Notes due 2008.(2)
10.1	Amended and Restated Credit Agreement, dated as of February 25, 2004, by and between Cherokee International Corporation and General Electric Capital Corporation, in its individual capacity and as agent (the Agent) for all of the lenders named therein.(5)
10.1.1	First Amendment to the Amended and Restated Credit Agreement, dated November 1, 2007, by and between Cherokee International Corporation and General Electric Capital Corporation.

10.1.2	Second Amendment to the Amended and Restated Credit Agreement, dated December 30, 2007, by and between Cherokee International Corporation and General Electric Capital Corporation.
10.1.3	Amended and Restated Revolving Note, dated as of February 25, 2004, issued by Cherokee International Corporation.(5)
10.1.4	Amended and Restated Security Agreement, dated as of February 25, 2004, by and between Cherokee International Corporation and the Agent.(5)
10.1.5	Registration Rights Agreement, dated as of February 25, 2004, by and among Cherokee International Corporation and the Security Holders party thereto.(6)
10.2	Security Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.3	Trademark Security Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.4	Pledge Agreement, dated as of November 27, 2002, between Cherokee International Corporation and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.5	Pledge Agreement, dated as of November 27, 2002, between Cherokee Netherlands I B.V. and U.S. Bank, N.A., as agent (relating to the 5.25% Senior Note Indenture).(2)
10.6	China Loan Contract, dated January 18, 2007, by and between Cherokee International (China) Power Supply Ltd. and Industrial and Commercial Bank of China Limited Shanghai branch Fengxian sub-branch.(11)
10.7	China Maximum Pledge Contract, dated January 18, 2007, by and between Cherokee International (China) Power Supply Ltd. and Industrial and Commercial Bank of China Limited Shanghai branch Fengxian sub-branch.(11)
10.8	Lease Agreement, dated as of April 30, 1999, by and between Ganpat I. Patel and Manju G. Patel, Trustees of the Patel Family Trust dated July 17, 1987, as to an undivided two-thirds interest, and Kenneth O. King and Arlene King, husband and wife as joint tenants, as to an undivided one-third interest, as tenants in common, and Cherokee International Corporation.(2)
10.9	Purchase and Sale Agreement, dated as of February 22, 2007, by and between Cherokee Electronics, S.A. de C.V. and Inmobiliaria Hondarribia, S.A. de C.V.(12)
*10.10	Cherokee International Corporation 2002 Stock Option Plan(2)
*10.10.1	Form of 2002 Stock Option Agreement.(2)
*10.11	Cherokee International Corporation 2004 Omnibus Stock Incentive Plan, as amended as of July 17, 2007.(10)
*10.11.1	Form of 2004 Stock Option Agreement.(3)
*10.12	Form of Officer and Director Indemnification Agreement.(4)
*10.13	Executive Deferred Compensation Plan (and related schedule).(3)
*10.14	Amended and Restated Severance Agreement, dated as of December 5, 2006, between Cherokee International Corporation and Jeffrey M. Frank.(7)
*10.15	Amended and Restated Severance Agreement, dated as of June 16, 2005, between Cherokee International Corporation and Mukesh Patel.(9)

*10.16	Letter Agreement, dated as of December 5, 2006, between Cherokee International Corporation and Linster W. Fox.(7)
*10.17	Amended and Restated Severance Agreement, dated as of October 14, 2005, between Cherokee International Corporation and Linster W. Fox.(7)
*10.18	Letter Agreement, dated February 29, 2008, between Cherokee International Corporation and Jeffrey M. Frank.(13)
*10.19	Letter Agreement, dated February 29, 2008, between Cherokee International Corporation and Linster W. Fox.(13)
*10.20	Letter Agreement, dated February 29, 2008, between Cherokee International Corporation and Mukesh Patel.(13)
*10.21	Severance Agreement, dated February 29, 2008, between Cherokee International Corporation and Alex Patel.(13)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President of Finance, Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Incorporated by reference from the Form 8-K, filed by the Registrant on December 12, 2006.

(8)
Incorporated by reference from the Form 8-K, filed by the Registrant on March 21, 2005.

(9)
Incorporated by reference from the Form 8-K, filed by the Registrant on June 16, 2005.

(10)
Incorporated by reference from the Form 8-K, filed by the Registrant on July 20, 2007.

(11)
Incorporated by reference from the Quarterly Report on Form 10-Q, filed by the Registrant on June 8, 2007.

(12)
Incorporated by reference from the Form 8-K, filed by the Registrant on February 28, 2007.

(13)
Incorporated by reference from the Form 8-K, filed by the Registrant on March 6, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2008.

CHEROKEE INTERNATIONAL CORPORATION
By:	/s/ JEFFREY M. FRANK Jeffrey M. Frank President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 28th day of March 2008.

/s/ JEFFREY M. FRANK Jeffrey M. Frank	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ LINSTER W. FOX Linster W. Fox	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
/s/ RAYMOND MEYER Raymond Meyer	Chairman of the Board
/s/ CLARK MICHAEL CRAWFORD Clark Michael Crawford	Director
/s/ DANIEL LUKAS Daniel Lukas	Director
/s/ EDWARD PHILIP SMOOT Edward Philip Smoot	Director
/s/ LARRY SCHWERIN Larry Schwerin	Director

QuickLinks

CHEROKEE INTERNATIONAL CORPORATION Annual Report on Form 10-K For the Fiscal Year Ended December 30, 2007
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarterly Financial Data For The Years ended December 30, 2007 and December 31, 2006 By Quarters (unaudited) (in thousands, except per share amounts)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)
CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts)
CHEROKEE INTERNATIONAL CORPORATION AND SU` BSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE OPERATIONS (In Thousands, Except Shares)
CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE
CHEROKEE INTERNATIONAL CORPORATION SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIPOFCERTAIN BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPSAND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
SIGNATURES