Form 10-Q
period 2008-03-30
CHEROKEE INTERNATIONAL CORP
filed 2008-05-13
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2008

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of May 4, 2008
Common Stock, par value $0.001 per share	19,453,557 shares

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	March 30, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,014	$8,484
Accounts receivable, net of allowance for doubtful accounts of $291 and $297 at March 30, 2008 and December 30, 2007, respectively	27,467	31,237
Inventories, net	30,005	28,021
Prepaid expenses and other current assets	2,042	1,583
Deferred income taxes	363	363
Total current assets	71,891	69,688
Property and equipment, net	19,044	19,194
Deposits and other assets	1,088	1,515
Deferred financing costs, net of accumulated amortization of $526 and $494 at March 30, 2008 and December 30, 2007, respectively	383	86
Deferred income taxes-long-term portion	1,345	1,257
Goodwill	1,120	1,120
Total Assets	$94,871	$92,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,691	$15,140
Accrued liabilities	4,630	4,667
Accrued compensation and benefits	7,848	6,876
Accrued restructuring costs	503	431
Other short-term borrowings	475	—
Borrowings under revolving line of credit	2,206	3,395
Current debt	24,485	24,485
Current debt payable to affiliates	22,145	22,145
Total current liabilities	77,983	77,139
Other long-term liabilities	4,659	4,534
Total Liabilities	82,642	81,673

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,453,557 and 19,453,557 shares issued and outstanding at March 30, 2008 and December 30, 2007, respectively	19	19
Paid-in capital	186,296	186,035
Accumulated deficit	(178,311)	(178,323)
Accumulated other comprehensive income	4,225	3,456
Total stockholders’ equity	12,229	11,187
Total Liabilities and Stockholders’ Equity	$94,871	$92,860

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales	$34,738	$30,020
Cost of sales	26,097	24,303
Gross profit	8,641	5,717
Operating expenses:
Engineering and development	2,781	2,642
Selling and marketing	1,735	1,864
General and administrative	3,593	3,137
Restructuring costs	—	193
Total operating expenses	8,109	7,836
Operating income (loss)	532	(2,119)
Interest expense	(742)	(685)
Other income, net	213	162
Income (loss) before income taxes	3	(2,642)
Benefit for income taxes	(9)	(620)
Net income (loss)	$12	$(2,022)
Net income (loss) per share:
Basic	$—	$(0.10)
Diluted	$—	$(0.10)
Weighted average shares outstanding:
Basic	19,454	19,341
Diluted	19,462	19,341

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net income (loss)	$12	$(2,022)
Other comprehensive income (loss):
Foreign currency translation adjustments	769	163
Comprehensive income (loss)	$781	$(1,859)

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12	$(2,022)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	697	852
Amortization of deferred financing costs	32	32
Stock-based compensation	261	212
Net change in operating assets and liabilities:
Accounts receivable, net	4,589	4,685
Inventories, net	(1,286)	(2,342)
Prepaid expenses and other current assets	(394)	77
Deposits and other assets	427	(34)
Accounts payable	105	(1,046)
Accrued liabilities and restructuring costs	(754)	(1,066)
Accrued compensation and benefits	728	1,068
Accrued interest payable	596	622
Other long-term obligations	(179)	261
Net cash provided by operating activities	4,834	1,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(47)	(723)
Net cash used in investing activities	(47)	(723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other short-term borrowings	475	—
Borrowings (repayments) on revolving lines of credit, net	(1,335)	1,297
Deferred financing costs	(329)	—
Net proceeds from exercises of stock options	—	29
Net cash (used in) provided by financing activities	(1,189)	1,326
Effect of exchange rate changes on cash	(68)	53
Net increase in cash and cash equivalents	3,530	1,955
Cash and cash equivalents, beginning of period	8,484	8,881
Cash and cash equivalents, end of period	$12,014	$10,836
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$75	$8
Cash paid during the period for income taxes	$275	$142

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

Results of operations for the quarters ended March 30, 2008 and April 1, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 28, 2008 (“fiscal 2008”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2007, included in the Company’s Annual Report on Form 10-K (File No. 000-50593) filed on March 28, 2008.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

On November 1, 2008, the $46.6 million aggregate principal amount outstanding under our 5.25% Senior Notes will become due and payable. We do not expect to have sufficient cash available at the time of maturity to repay this indebtedness and are currently working on a variety of possible alternatives in satisfying this obligation. We also cannot be certain that we will have sufficient assets or cash flow available to support refinancing these notes at current market rates or on terms that are satisfactory to us. If we are unable to refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operation. These circumstances create substantial doubt about our ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

SFAS 123R permits the use of either the Black-Scholes model or a “lattice” model.  The Company used the Black-Scholes standard option-pricing model to measure the fair value of stock options granted to employees and nonemployees prior to its adoption of SFAS123R and continued its use thereafter.

SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under prior literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010. Stock based compensation costs expensed during the quarters ended March 30, 2008 and April 1, 2007, were $0.3 million and $0.2 million, respectively.

All grants are made at prices based on the fair market value of the stock on the date of grant. Outstanding options generally vest over periods ranging from two to four years from the grant date and generally expire up to ten years after the grant date.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table below. The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years. For options granted following the Company’s adoption of SFAS 123R, the expected life was increased to 6.25 years using the “simplified method” under SAB 107 (an expected term based on the mid-point between the vesting date and the end of the contractual term). The use of the simplified method requires our option plan to be consistent with a “plain vanilla” plan and was originally permitted through December 31, 2007 under SAB 107. In December 2007, the SEC issued SAB 110, Share-Based Payment, to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS 123R. SAB 110 is effective for the Company beginning December 31, 2007. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110. The options have a maximum contractual term of 10 years and generally vest pro-rata over two to four years. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

The following weighted-average assumptions were used to estimate the fair value of options granted during the quarters ended March 30, 2008 and April 1, 2007, using the Black-Scholes option pricing formula.

	Quarter Ended
	March 30, 3008	April 1, 2007
Dividend yield	0.0%	0.0%
Expected volatility	58.6%	56.3%
Risk free interest rate	3.47%	4.65%
Expected lives	6.25 years	6.25 years
Forfeiture rates	11.90% - 22.73%	13.55% - 17.10%

The following table summarizes the Company’s activities with respect to its stock option plans for the quarter ended March 30, 2008 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	2,791,579	$5.97	7.49	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(221,667)	$7.21	6.55	$—
Outstanding at March 30, 2008	2,569,912	$5.86	7.30	$—
Vested and expected to vest in the future at March 30, 2008	2,463,011	$5.98	6.74	$—
Exercisable at March 30, 2008	1,399,587	$6.97	6.18	$—

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

In accordance with SFAS 148, and as required by SFAS 123R, the required pro forma disclosure for options granted in periods prior to adoption of SFAS 123R is shown below (in thousands except per share amounts):

	Quarter Ended
	March 30, 2008	April 1, 2007
Net income (loss), as reported	$12	$(2,022)
Stock-based employee compensation related to stock options included in net income (loss), as reported, net of tax	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards (under provisions of APB 25), net of tax (a)	(40)	(95)
Net loss—pro forma	$(28)	$(2,117)
Net loss per share, as reported:
Basic	$—	$(0.10)
Diluted	$—	$(0.10)
Pro forma net loss per share:
Basic	$—	$(0.11)
Diluted	$—	$(0.11)

(a)             During 2008 and 2007, the Company accounted for stock-based compensation for options granted prior to February 25, 2004, the date of our initial public offering, to employees and directors using the intrinsic value method prescribed in APB 25 and adopted the disclosure-only alternative of SFAS 123, as amended by SFAS 148 for these options.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised) Share-Based Payment. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for years beginning after November 15, 2008. The Company adopted SFAS 157 on December 31, 2007, and the impact of this adoption on our financial position and results of operations was immaterial.

In February 2007, the FASB issued SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company did not elect the fair value option for financial assets or liabilities existing on our adoption date of December 31, 2007. The Company will consider the applicability of the fair value option for assets acquired or liabilities incurred in future transactions.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited, thus the provisions of these pronouncements will be effective for us in fiscal year 2009. We do not have any minority interests and do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

In December 2007, the SEC published SAB 110, Share-Based Payment. The interpretations in SAB 110 express the SEC staff’s views regarding the acceptability of the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of share options in accordance with FASB Statement No. 123 (Revised) Share-Based Payment. The use of the simplified method requires our option plan to be consistent with a “plain vanilla” plan and was originally permitted through December 31, 2007 under SAB 107. In December 2007, the SEC issued SAB 110, Share-Based Payment, to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with FAS No. 123(R). SAB 110 was effective for the Company beginning December 31, 2007. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. This Statement requires enhanced disclosures about derivative instruments and hedging activities within an entity by requiring the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related, and it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is evaluating the impact of the adoption of SFAS 161 and believes there will be no material impact on our consolidated financial statements or financial operations.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the cost of material, labor and manufacturing overhead and consist of the following, net of reserve for surplus and obsolescence (in thousands):

	March 30, 2008	December 30, 2007
Raw material	$17,321	$16,547
Work-in-process	4,930	4,696
Finished goods	7,754	6,778
Inventories, net	$30,005	$28,021

As of March 30, 2008 and December 30, 2007, the reserve for excess inventory and obsolescence was $3.4 million and $3.1 million, respectively, including management’s assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive.

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

As of March 30, 2008, the Company does not foresee any material estimated capital expenditures for environmental remediation or related costs to its manufacturing facilities in the future.

3.                  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carry-forwards to the extent they are realizable.  A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period.  A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.  As of December 30, 2007, deferred tax assets included $27.8 million relating to a tax basis step up from a re-capitalization transaction in 1999 and $22.8 million of net operating loss (“NOL”) carry-forwards.  The Company has recorded a valuation allowance against a significant portion of its deferred tax assets.  As of December 30, 2007, deferred taxes included $1.6 million of tax benefits on the balance sheet generated by our European operations.   Cherokee Europe has a history of profits and, in the opinion of management, it is more likely than not that the Company will realize the deferred tax assets.

The benefit for income taxes for the quarter ended March 30, 2008 and the comparable period of April 1, 2007, was $9,000 and $0.6 million, respectively.   The benefit for the quarter ended March 30, 2008 is lower by $0.6 million than the comparable period of April 1, 2007 due to a reduction in operating losses that generated the tax benefit. Based on available evidence, management expects the benefit to be recognized as a deferred tax asset.

The benefit for income taxes for the quarter ended March 30, 2008 was calculated using an effective tax rate of negative 1.4% for the full fiscal year.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of adoption, the Company recognized a cumulative effect adjustment of less than $0.1 million to the January 1, 2007 accumulated deficit balance.  At March 30, 2008, the Company had $0.3 million of gross unrecognized tax benefits, of which $0.3 million would reduce its effective tax rate if recognized.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of March 30, 2008, the Company has less than $0.1 million of accrued interest and penalties related to uncertain tax positions.

The tax years 1997 to 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination in India for certain years between 2000 and 2005 and in the United States for the year 2005.  The Company is scheduled to begin an audit of 2005 and 2006 in Belgium during the quarter ending June 29, 2008.  Subsequent to the close of the quarter ended March 30, 2008, the IRS completed its audit examination and the Company expects the United States tax audit to be closed in the quarter ending June 29, 2008.  The Company does not believe the amount of unrecognized tax benefits as of March 30, 2008 will significantly increase or decrease within the next twelve months.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. The Company has neither plans nor intentions intent to repatriate such undistributed earnings. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

4.                  NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128, Earnings Per Share, basic income (loss) per share is based upon the weighted average number of common shares outstanding. For the quarter ended March 30, 2008, 2,562,208 shares subject to outstanding stock options were excluded from the calculation of diluted income (loss) per share as their exercise prices would render them anti-dilutive. For the quarter ended April 1, 2007, 2,240,154 shares subject to outstanding stock options were excluded from the calculation of diluted income (loss) per share as their effect would have been anti-dilutive due to the net loss for the quarter.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Quarter Ended
	March 30, 2008	April 1, 2007
Net income (loss)	$12	$(2,022)
Shares:
Weighted-average common shares outstanding—basic	19,454	19,341
Effect of dilutive securities:
Stock options	8	—
Weighted-average common shares outstanding—diluted	19,462	19,341
Net income (loss) per share:
Basic	$—	$(0.10)
Diluted	$—	$(0.10)

5.                  DEFERRED FINANCING COSTS

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

Net deferred financing costs are comprised of the following as of March 30, 2008 and December 30, 2007 (in thousands):

	March 30, 2008	December 30, 2007
Deferred financing costs	$909	$580
Accumulated amortization	(526)	(494)
Deferred financing costs, net	$383	$86

For the quarter ended March 30, 2008 the Company capitalized $0.3 million of financing costs related to the refinancing of the senior notes due to mature on November 1, 2008.

6.                  DEBT

Debt consists of the following at March 30, 2008 and December 30, 2007 (in thousands):

	March 30, 2008	December 30, 2007
5.25% senior notes, current portion	$24,485	$24,485
5.25% senior notes, current portion due to affiliates	22,145	22,145
Total debt	$46,630	$46,630

The debt includes the Company’s senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. On May 1, 2008, we paid $1.2 million of interest to the bondholders as required. The senior notes are secured by a second-priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. As of March 30, 2008, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior secured notes due in 2008. The Company does not currently have sufficient funds to repay these notes and is actively working to either refinance this obligation or to satisfy it through a number of strategic alternatives currently being explored. The Company acknowledges that if it does refinance the obligation, the interest rate will probably be substantially higher than the current interest rate of 5.25% and any refinancing may be on terms that are materially less favorable. In addition, if the Company is not able to obtain satisfactory financing, the Company may be forced to sell some of its assets or to otherwise significantly alter its operating plan.

The Company’s primary line of credit is its senior revolving credit facility with General Electric Capital Corporation (the “Credit Facility”). In order to increase borrowing capacity that has been lowered by the Company’s historical earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) covenant, the Company approached General Electric

Capital Corporation about re-negotiating the Credit Facility. On November 1, 2007, the Company and General Electric Capital Corporation amended the credit agreement for the revolving line of credit dated February 24, 2004. The amended Credit Facility provides for borrowings of up to the lesser of $7.5 million or 85% of eligible domestic accounts receivable. As of March 30, 2008, our borrowing base was $7.5 million, and our eligible accounts receivable was $7.7 million. The Credit Facility expires in August 2008. Prior to November 1, 2007, the borrowings bore interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. Effective November 1, 2007, the borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 3.5% or the agent bank’s base rate plus 2.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lender under the Credit Facility in respect of the average daily balance of unused loan commitments at a rate of 1.0% per annum effective November 1, 2007. Prior to November 1, 2007 the rate was 0.5% per annum. In lieu of a maximum senior leverage multiple covenant, the new amended Credit Facility effective November 1, 2007 includes a minimum EBITDA target for the trailing quarters starting with the fourth quarter of 2007, which the Company was in compliance with at March 30, 2008. Prior to November 1, 2007, the EBITDA covenant limited our borrowing to the lower of the borrowing base or two times our EBITDA as defined by the prior credit agreement. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains certain restrictive covenants including the minimum EBITDA target. In March 2008, General Electric Capital Corporation modified the amended credit agreement effective as of December 30, 2007 for a balance sheet covenant issue resulting from the capitalization of intercompany debt with our Dutch holding company during 2007. As of March 30, 2008, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $4.8 million, expressed as Euros 3.0 million, with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. Our access to the line is limited to $4.2 million because $0.6 million is committed to minimum guarantees on specific collections and payments. In November 2007, ING Belgie NV restricted the Company from transferring funds from Europe to the U.S. in the form of management and dividend fees. During the quarter ended September 30, 2007, Cherokee Europe borrowed $2.2 million from the line of credit with an interest rate of 6.02%, subject to change upon quarterly renewals, which remained outstanding as of March 30, 2008.  The interest rate for the second quarter of 2008 was renewed at 6.08%.  As of March 30, 2008, Cherokee Europe was in compliance with all covenants. On April 28, 2008, Cherokee Europe borrowed $0.8 million, with an interest rate of 5.65%, subject to change upon quarterly renewals, from their line of credit with ING Belgie NV. The outstanding balance on the line of credit as of May 2, 2008 was $2.9 million.

In January 2007, Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.6 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. In April 2008, Cherokee China renegotiated the borrowing capacity on their line of credit with ICBC, from RMB 25 million to RMB 28 million to reflect the increased market value of the building, with the interest rate of LIBOR plus 12%, which is effective from April 21, 2008 through April 20, 2011.  As of May 2, 2008, RMB 28 million was equivalent to $4.0 million in US dollars. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China, which was 6.55% at January 29, 2007 and 6.04% at March 20, 2007, based on the dates amounts were borrowed. Beginning with its initial borrowing under the contract, Cherokee China agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. The cash from these deposits made into our bank account are not restricted from our usage of these funds. During the quarter ended March 30, 2008, Cherokee China paid the outstanding balance on their line of credit.  As of March 30, 2008, there were no borrowings outstanding under their line of credit, and Cherokee China was in compliance with all of the covenants.

 In January 2008, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV. The loan arrangement is over twelve months, with monthly payments of $54,000 to be repaid by December 26, 2008. The loan bears a 6.3% interest rate.

7.                  OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following at March 30, 2008 and December 30, 2007 (in thousands):

	March 30, 2008	December 30, 2007
1999 Europe restructuring liabilities	$337	$397
2003 Europe restructuring liabilities	1,082	1,064
Long service award liabilities	974	910
Pension liability-SFAS 158	1,431	1,337
Deferred compensation	204	237
Advances for research & development	631	589
Total other long-term obligations	$4,659	$4,534

The Company has agreements with a local government agency in Belgium for funding in advances to Cherokee Europe for research and development expenses. These advances are interest free and expected to be repaid to the agency; either as a percentage of the revenues generated by the products developed or through a minimum fixed amount on an annual basis.

As of March 30, 2008, the Company has a recorded liability of $0.6 million, for employee and non-employee contributions and investment activity to date under the deferred compensation plan, the current portion of $0.4 million is recorded under accrued compensation and benefits and the long-term portion of $0.2 million is recorded in other long-term liabilities.

8.                  CUSTOMER CONCENTRATION

For the quarter ended March 30, 2008, one customer accounted for 11.7% of net sales, and no other customer accounted for more than 10% of net sales. For the quarter ended April 1, 2007, no customer accounted for more than 10% of net sales. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of March 30, 2008, one customer accounted for 14.2% of net accounts receivable, and no other customer accounted for more than 10% of net accounts receivable.  As of December 30, 2007, one customer accounted for 10.6% of net accounts receivable.

9.                  COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnities

The Company has agreed to indemnify the former owners of Cherokee Europe for product liability, environmental hazard and employment practice claims relating solely to post-acquisition business. The Company also indemnifies its directors and officers, to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facility or lease. The maximum amount of potential future payments under such indemnifications is not determinable.

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of March 30, 2008 and December 30, 2007.

Cash Incentive Compensation Program and Severance Agreements

The Company adopted a cash incentive program for certain executives, which provides for cash incentive payments of up to 123% of base salary subject to attainment of corporate goals and objectives approved by the Company’s board of directors. In addition, the Company has entered into severance agreements with certain executives and managers, which provide payments to the executives or managers if they are terminated (i) other than for cause or (ii) because of a change in control, as defined in the applicable severance agreement. Certain of the severance agreements provide additional benefits, including acceleration of stock options, in the event of termination in connection with a change of control, as defined in the applicable severance agreement.

On February 29, 2008, the Company entered into an amendment to the Company’s existing severance agreement with each of Jeffrey M. Frank, the Company’s President and Chief Executive Officer, Linster W. Fox, the Company’s Executive

Vice President, Chief Financial Officer and Secretary, and Mukesh Patel, the Company’s Executive Vice President of Global Operations. These executives’ severance agreements provide for certain severance payments to be made in the event that the Company terminates the executive’s employment without cause. The amendments provide that, if severance is triggered under the executive’s severance agreement, the executive’s severance benefit will consist of a cash payment equal to two times the executive’s current base salary at the time of termination and continued medical benefits for up to two years. In the case of Mr. Patel, the amendment further amends his severance agreement to provide that if he terminates his employment with the Company for good reason within one year following a change in control event, he will be entitled to the severance benefits described above. The amendments further amend Mr. Frank’s and Mr. Fox’s severance agreements to provide that each of them may terminate employment for any reason within two years following a change in control of the Company and, in such event, they will be entitled to: a cash payment equal to two times the executive’s current base salary at the time of termination; a prorata cash payment equal to the executive’s annual bonus at the time of termination (calculated as if the Company achieved financial performance equal to that set forth in the then-most current budget approved by the Company’s Board of Directors); immediate vesting of all outstanding stock options; continued medical benefits for up to two years; a cash payment equal to the amount forfeited by the executive under the Company’s 401(k) or similar plan; use of an executive outplacement service in an amount not to exceed $50,000 or a lump-sum cash payment in lieu thereof; and any additional benefits then due or earned under applicable plans or programs of the Company. The severance agreements also include certain confidentiality, non-solicitation and inventions covenants in favor of the Company.

On February 29, 2008, the Company also entered into a severance agreement with Alex Patel, the Company’s Vice President of Engineering. The severance agreement provides that, in the event Mr. Patel’s employment is terminated either by the Company without cause or by Mr. Patel for good reason within one year following a change in control event, Mr. Patel will be entitled to receive a cash payment equal to one times his then current annual base salary and continued medical benefits for up to one year. Mr. Patel’s right to receive severance benefits under the severance agreement is subject to his execution of a release of claims in favor of the Company upon the termination of his employment. The severance agreement also includes certain confidentiality, non-solicitation and inventions covenants in favor of the Company.

Transaction Bonus Agreements

On April 14, 2008, Cherokee International Corporation (the “Company”) entered into transaction bonus agreements with each of Jeffrey M. Frank, the Company’s President and Chief Executive Officer, Linster W. Fox, the Company’s Executive Vice President, Chief Financial Officer and Secretary, and Mukesh Patel, the Company’s Executive Vice President of Global Operations (each, an “executive”).  The transaction bonus agreements provide that, in the event of a company sale (defined in the agreements as a sale in one or a series of related transactions of all or substantially all of the Company’s assets, or of more than 50% of the issued and outstanding voting equity securities of the Company other than to the Company or certain major shareholders), the executive will be entitled to receive a transaction bonus, provided that the executive is either employed by the Company at the time of the company sale, the Company terminates the executive’s employment without cause (as defined in the agreements) within six months prior to the company sale, or the executive terminates his employment for good reason (as defined in the agreements) within six months prior to the company sale.  If the executive terminates his employment with the Company voluntarily or is terminated by the Company for cause prior to the company sale, the executive is not eligible for a bonus under the transaction bonus agreement.  Further, the executive must execute a general release of claims in favor of the Company following the company sale in order to receive his transaction bonus.

The amount of the transaction bonus that each executive is eligible for pursuant to his agreement varies and is tied to the net proceeds from the company sale.  The maximum amount of the transaction bonus for each of Messrs. Frank, Fox and Patel are $5 million, $3 million and $450,000, respectively, based on a net sales price of $10.00 per share.  The agreements also contain a non-solicitation covenant in favor of the Company.

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

Sale of Mexico Corporation

On December 12, 2007, Cherokee International Corporation sold the Cherokee Electronica, S.A. de C.V. corporation and capital stock. The Company received the proceeds from the sale on December 13, 2007. The net gain of the sale was $0.4 million.

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

11.            STOCK AND DEFERRED COMPENSATION PLANS

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by Cherokee’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of March 30, 2008, the Company had granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of 800,000 shares of common stock. The 2004 Plan also provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of March 30, 2008, a total of 3,315,141 shares of the Company’s common stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of March 30, 2008, the Company had granted options to purchase 2,329,489 shares of common stock under the 2004 Plan, which included 308,153 options issued as partial compensation to non-employee directors. During the quarter ended March 30, 2008, the Company did not grant any options to purchase.

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of March 30, 2008, a total of 936,555 shares of common stock were reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously issued under the ESPP. As of March 30, 2008, 236,016 shares of common stock had been issued under the ESPP.

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

As of March 30, 2008, the Company has a recorded liability of $0.6 million for employee and non-employee director contributions and investment activity to date; the current portion of $0.4 million is recorded under accrued compensation and benefits and the long-term portion of $0.2 million is recorded in other long-term liabilities. As of December 30, 2007, the Company had a recorded liability of $1.4 million, of which $1.1 million was recorded under accrued compensation and benefits and the long-term portion of $0.2 million was recorded in other long-term liabilities. The Company has not provided any matching contributions under the plans.

During the quarter ended March 30, 2008, we paid $0.6 million of scheduled distributions to participants from the deferred compensation plan.  The Company also made partial surrenders on two of our policies during the quarter in the amount of $0.4 million.  The partial surrenders did not change the face amount of the policies.

12.            RETIREMENT PLANS

Cherokee Europe maintains a pension plan for certain levels of staff and management that include a defined benefit feature. The following represents the amounts related to this defined benefit plan for the quarter ended March 30, 2008 and April 1, 2007, respectively  (in thousands):

	Three Months Ended	Three Months Ended
Components of Net Periodic Benefit Cost	March 30, 2008	April 1, 2007
Service cost	$73	$88
Interest cost	110	103
Expected return on plan assets	(69)	(57)
Net periodic benefit cost	$114	$134

13.            SUBSEQUENT EVENTS

Transaction Bonus Agreements

On April 14, 2008, the Company entered into transaction bonus agreements with each of Jeffrey M. Frank, the Company’s President and Chief Executive Officer, Linster W. Fox, the Company’s Executive Vice President, Chief Financial Officer and Secretary, and Mukesh Patel, the Company’s Executive Vice President of Global Operations as described above in the subsection entitled “Commitments and Contingencies” contained in Note 9 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

Increase in Cherokee China’s Line of Credit

In April 2008, Cherokee China renegotiated the borrowing capacity on its line of credit with Commercial Bank of China Ltd., from RMB 25 million to RMB 28 million to reflect the increased market value of the building, with the interest rate of LIBOR plus 12%, which is effective from April 21, 2008 through April 20, 2011.  As of May 2, 2008, RMB 28 million was equivalent to $4.0 million in US dollars.

Item 2.   MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations about future events. When used in this Quarterly Report, the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and include statements in this Quarterly Report regarding the following: our expectations that cash flows will be sufficient to meeting our operating requirements for at least the next twelve months; our expectations regarding our working capital and capital expenditure requirements; and our expectations regarding the refinancing or payment of our senior bond obligations. However, these statements are subject to a number of risks and uncertainties affecting our business. You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors, which include, but are not limited to: (1) the potential delisting of the Company’s common stock from the NASDAQ Global Market, (2) changes in general economic and business conditions, domestically and internationally, (3) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (4) changes in the Company’s sales mix to lower margin products, (5) increased competition in the Company’s industry, (6) disruptions of the Company’s established supply channels, (7) the Company’s level of debt and restrictions imposed by its debt agreements, and (8) the additional risk factors in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K (Commission File No. 000-50593). Except as required by law, the Company undertakes no obligation to update any forward-looking statements, even though the Company’s situation may change in the future.

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statement and notes of Cherokee International Corporation included above in this Quarterly Report on Form 10-Q and with the audited financial statements, footnotes and Management Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K.

OVERVIEW

Business

We are a designer and manufacturer of power supplies for OEMs. Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, telecom, medical and industrial markets.

We operate worldwide and have facilities in Orange County, California; Bombay, India; Wavre, Belgium (Europe) and Shanghai, China. In March 2007, we closed our facility in Guadalajara, Mexico. In May 2007, we sold our manufacturing facility in Guadalajara, Mexico and on December 12, 2007, we sold our subsidiary, Cherokee Electronica, S.A. de C.V. We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India, Guadalajara, Mexico, and Shanghai, China. In June 2000, we acquired Cherokee Europe, which added a manufacturing facility in Wavre, Belgium to our manufacturing capacity and enabled us to better serve the European market.

We generate the majority of our sales in four market sectors, datacom, telecom, industrial and medical. For the quarter ended March 30, 2008, our revenues by market sector consisted of 38% datacom, 36% telecom, and 26% for the industrial and medical sectors.

Basis of Reporting

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cherokee Europe SCA and related entities (“Cherokee Europe”), Cherokee India Pvt. Ltd. (“Cherokee India”), Powertel India Pvt. Ltd. (“Powertel”), and Cherokee International (China) Power Supply LLC (“Cherokee China”), and the

financial statements of its formerly owned subsidiary Cherokee Electronica, S.A. DE C.V. (“Cherokee Mexico”) were included in the year ended December 30, 2007. Inter-company accounts and transactions have been eliminated.

Net Sales

We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Sales are recorded net of discounts, which are estimated at the time of shipment based upon historical data. Changes in assumptions regarding the rate of sales discounts earned by our customers could impact our results.

We generally recognize revenue at the time of shipment because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our facility or third-party hub. Revenue is only recognized when collectability is reasonably assured. Shipping and handling fees are included in revenue, with related costs recorded to cost of sales.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition. Sales are recorded net of discounts, which are estimated at the time of shipment based upon historical data. Changes in assumptions regarding the rate of sales discounts earned by our customers could impact our results.

We generally recognize revenue at the time of shipment because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our facility or third-party hub. Revenue is only recognized when collectability is reasonably assured. Shipping and handling fees are included in revenue with related costs recorded to cost of sales.

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

Accounts Receivable

In our North American and European operations we perform ongoing credit evaluations of our customers, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.  As of March 30, 2008 and December 30, 2007, our top ten customers accounted for approximately 41% and 50% of our accounts receivables, respectively.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory and the current estimated market value of the inventory using the weighted average cost method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical usage data and estimates of future demand. Since substantially all of our products are manufactured according to firm purchase orders and customer forecasts, we evaluate the potential of recovery from our customers when customized products approach end-of-life. Our customers are generally liable for inventory costs we incur for order cancellations that occur after we have committed resources to procure or manufacture product. We also regularly evaluate inventory that is non-compliant with the EEC’s RoHS directive regarding hazardous substances in electric and electronic equipment, to determine if additional reserves are needed to cover for potential obsolescence. We have not established a separate reserve for non-RoHS compliant inventory above what our normal calculations would require.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  If our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities and our reported financial results.  As of December 30, 2007, deferred taxes included $1.6 million of tax benefits on the balance sheet generated by our European operations.   Cherokee Europe has a history of profits and in the opinion of management, it is more likely than not the deferred tax assets will be realized therefore a valuation allowance is not required with respect to these deferred tax assets.  Recovery is dependent on achieving our forecast of future operating income over a protracted period of time.  The Company reviews the forecast in relation to actual results and expected trends on an ongoing basis.  Failure to achieve our operating income targets may change the Company’s assessment regarding the recoverability of its net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets.  Any increase in valuation allowance would result in additional tax expense and could have a significant impact on the Company’s earnings in future periods.

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

The Company adopted the provisions of FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 3, “Income Taxes” in Notes to Condensed Consolidated Financials Statements.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. The Company has neither plans nor intentions to repatriate such undistributed earnings. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

Other Comprehensive Income

Belgium taxes for unrealized foreign exchange gains on an intercompany loan considered permanently re-invested are provided for as a component of other comprehensive income.

Goodwill and Long Lived Assets

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the estimated fair value of the reporting unit to the accounting value of its net assets.

We also review the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimates, based on appropriate assumptions and current projections.

These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset would be deemed impaired and an impairment loss would be recognized on the date of determination to the extent the carrying value exceeded the estimated fair market value of the asset.

Based on our annual assessment of the fair value of our Cherokee Europe subsidiary in accordance with SFAS 142, we recorded a goodwill impairment charge of $5.2 million during the year ended December 30, 2007, to properly report goodwill at its fair value.

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

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table under “Stock-Based Compensation” in Note 3 to the accompanying Condensed Consolidated Financial Statements.  The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years. For options granted following the Company’s adoption of SFAS 123R, the expected life was increased to 6.25 years using the “simplified method” under SAB 107 (an expected term based on the mid-point between the vesting date and the end of the contractual term). The options have a maximum contractual term of 10 years and generally vest as to 25% of the underlying stock on each anniversary of the date of grant, subject to accelerated vesting in the event of a change in control of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 2008 COMPARED TO THE QUARTER ENDED APRIL 1, 2007

NET SALES

Net sales increased by approximately 15.7%, or $4.7 million, to $34.7 million for the quarter ended March 30, 2008 from $30.0 million for the quarter ended April 1, 2007. During the quarter ended March 30, 2008, net telecom sales were higher by $3.2 million, primarily driven by one large triple play customer, datacom net sales were higher by $0.5 million, industrial, medical and other net sales were higher by $1.0 million from the prior period. Overall, our markets were higher for the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007. Included in the above increases is a $1.7 million benefit related to the foreign currency exchange rate fluctuations from our Cherokee Europe operation.

GROSS PROFIT

Gross profit increased by approximately 51.1%, or $2.9 million, to $8.6 million for the quarter ended March 30, 2008 from $5.7 million for the quarter ended April 1, 2007. Gross margin for the quarter ended March 30, 2008 increased to 24.9% from 19.0% in the prior year period.  Gross profit was higher during the quarter ended March 30, 2008 due primarily to higher net sales and overall lower material costs. Lower material costs were the result of the increased sourcing from China, the introduction of new models and a better overall mix of products.

For the quarter ended March 30, 2008, the increase in gross profit included $0.3 million of foreign currency exchange rate fluctuations related to our Cherokee Europe operation.

OPERATING EXPENSES

Operating expenses for the quarter ended March 30, 2008 increased approximately 3.5%, or $0.3 million, to $8.1 million from $7.8 million for the quarter ended April 1, 2007. As a percentage of net sales, operating expenses decreased to 23.3% from 26.1% in the prior year period. The increase in operating expenses in 2008 from 2007 are as follows:

Engineering and development costs increased by $0.1 million due to foreign currency exchange rate fluctuations from our Cherokee Europe operation.

Selling and marketing expense decreased by $0.1 million, of which $0.1 million was related to lower payroll costs and $0.1 million was related to lower commissions, offset by a $0.1 million increase in foreign currency exchange rate fluctuations related to our Cherokee Europe operation.

General and administrative expenses for the quarter ended March 30, 2008 increased by $0.5 million compared to the quarter ended April 1, 2007, due to increases of $0.4 million in audit, tax, legal and professional expenses and $0.1 million in foreign currency exchange rate fluctuations related to our Cherokee Europe operation. In relation to the $0.4 million of higher audit, legal and professional fees; $0.1 million was related to professional fees for the engagement of an investment banker to assist the Company in exploring strategic alternatives in resolving our senior notes debt, $0.1 million of legal and professional fees to support and complete an IRS audit and our defense in the SynQor litigation, and an increase of $0.2 million of audit and tax fees incurred during the quarter related to our 2007 fiscal year-end compared to the prior period.  For the quarter ended April 1, 2007, the 2006 fiscal year-end audit was not completed until the second quarter of 2007; therefore, audit fees were less in the first quarter of 2007 and higher in the second quarter of 2007.  There will be no audit fees related to 2007 fiscal year-end in the second quarter of 2008.

During the quarter ended April 1, 2007, the Company incurred $0.2 million of severance and facility closure costs related to the closure of its Mexico Facility, no such costs were incurred during the quarter ended March 30, 2008.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating income increased by $2.7 million to $0.5 million for the quarter ended March 30, 2008, compared to a loss of $2.1 million for the quarter ended April 1, 2007. Operating margin increased to 1.5% income from a 7.1% loss in the prior year period.

INTEREST EXPENSE

Interest expense for both quarters ended March 30, 2008 and April 1, 2007 was $0.7 million.  The interest expense is primarily related to interest payments for the $46.6 million of senior notes bearing interest at 5.25% annually.

INCOME TAXES

The income taxes benefit during the quarter ended March 30, 2008 and the comparable period of April 1, 2007, was $9,000 and $0.6 million, respectively.   The benefit for the quarter ended March 30, 2008 is lower by $0.6 million than the comparable period of April 1, 2007 due to a reduction in operating losses that generated the tax benefit. Based on available evidence, management expects the benefit to be recognized as a deferred tax asset.

The benefit for income taxes for the quarter ended March 30, 2008 was calculated using a negative effective tax rate of 1.4% for the full fiscal year.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net income of less than $0.1 million for the quarter ended March 30, 2008, compared to a $2.0 million net loss for the quarter ended April 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

FOR THE QUARTER ENDED MARCH 30, 2008 COMPARED TO THE QUARTER ENDED APRIL 1, 2007

Net cash provided by operating activities for the quarter ended March 30, 2008, was $4.8 million compared to net cash provided by operating activities of $1.3 million for the quarter ended April 1, 2007.

Net cash provided by operating activities for the quarter ended March 30, 2008 reflected net income of less than $0.1 million, $0.7 million in depreciation and amortization, $0.3 million of stock-based compensation related to SFAS 123R, a $4.6 million decrease in accounts receivable, a $0.4 million decrease in deposits and other assets, a $0.1 million increase in accounts payable, a $0.7 million increase in accrued compensation and benefits and a $0.6 million increase in interest payable.  This was offset by $1.3 million increase in inventories, $0.4 million increase in prepaid expenses and other current assets, a $0.8 million decrease in accrued liabilities and restructuring costs, and a $0.2 million decrease in other long-term obligations.

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

Net cash used in investing activities for the quarter ended March 30, 2008 was less than $0.1 million, which was related to capital expenditures.  Net cash used in investing activities for the quarter ended April 1, 2007 was $0.7 million, which was primarily related to capital expenditures for our China facility.

Net cash used in financing activities for the quarter ended March 30, 2008 was $1.2 million, which included $1.3 million payment to Industrial and Commercial Bank of China Ltd., or ICBC, to pay the balance on the line of credit, and $0.3 million of deferred financing costs incurred related to the senior notes.  This was offset by $0.5 million of short-term borrowings by Cherokee Europe from ING Belgie NV.

 Net cash provided by financing activities was $1.3 million for the quarter ended April 1, 2007. In the first quarter of 2007, Cherokee China borrowed $1.3 million under this credit facility to support working capital requirements as our China subsidiary builds inventory and incur value-added tax on local purchases.

LIQUIDITY

We expect our liquidity requirements will be primarily for working capital and capital expenditures, including repayment of our senior notes due November 1, 2008. As of March 30, 2008, we had cash and cash equivalents of $12.0 million, negative working capital of $6.1 million due to the $46.6 million of senior notes due November 1, 2008 reclassified from long-term debt to current liabilities, no outstanding borrowings under our main revolving credit facility and borrowing base availability of $7.5 million under the same facility. Our revolving line of credit with General Electric Capital Corporation matures in August 2008. The Company plans to renew this line with the existing lender or a new lender after our senior bond obligations have been repaid or renegotiated. Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Besides our credit line in the United States, Cherokee Europe also maintains a working capital line of credit of approximately $4.8 million, expressed as Euros 3.0 million, with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, and is collateralized by a pledge in first and second rank over a specific amount of business assets. Our access to the line is limited to $4.2 million because $0.6 million is committed to minimum guarantees on specific collections and payments. The facility requires Cherokee Europe to maintain a certain solvency ratio and is cancelable at any time. The current revolving line of credit with ING Belgie NV prohibits the transfer of cash outside of Belgium to the U.S. in the form of management and dividend fees until August 2008. During the third quarter ended September 30, 2007, Cherokee Europe borrowed $2.2 million from the line of credit which remained outstanding as of March 30, 2008. On April 28, 2008, Cherokee Europe borrowed $0.8 million from its line of credit with ING Belgie NV. The outstanding balance on the line of credit as of May 2, 2008 was $2.9 million, and the remaining borrowing availability on the line of credit was $1.2 million.

In January 2008, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV; the outstanding balance was $0.5 million as of March 30, 2008.

In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC, as described under Note 6 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”  This facility is intended for working capital requirements in China, especially as our China subsidiary builds inventory for export to the United States and Europe and incur value-added tax on local purchases that can only be recovered through in-country sales of our product. During the quarter ended March 30, 2008, Cherokee China repaid the $1.3 million balance on its line of credit.  As of March 30, 2008, Cherokee China had no outstanding borrowings under this line of credit.

Subject to the refinancing risk described below under Contractual Obligations, we believe our cash flow from operations and our credit lines in the United States, Europe and China are sufficient to meet our operating cash requirements for at least the next twelve months. However, this assumes that we are successful in securing refinancing or payment of our senior bonds obligation when they mature in November 2008.

Fiscal years 2006, 2005 and 2004 were unusual in that we financed the building, capital expenditures and start-up working capital requirements of our new Shanghai facility entirely from internally generated cash, and replaced assets destroyed in the Cherokee Europe Fire. Having completed the China plant construction and replacement of destroyed assets in Cherokee Europe, ongoing current and future liquidity needs are expected to arise primarily from working capital requirements and historical level capital expenditures, assuming we successfully repay or renegotiate our senior bonds obligation. Our capital expenditures in 2007 and 2006 were $2.3 million and $3.6 million, respectively. In 2008, we expect our capital expenditures to range between $1.7 million to $2.1 million.

CONTRACTUAL OBLIGATIONS

As of March 30, 2008, our borrowings consisted of approximately $46.6 million of senior notes, $2.2 million of outstanding borrowings on our Cherokee Europe line of credit, $0.5 million outstanding borrowings of short-term funds, and no outstanding borrowings under our Credit Facility and Cherokee China line of credit.  For a more detailed discussion related to the financial instruments and obligations, see the subsection entitled “Debt” contained in Note 6, “Debt” to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

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

As of March 30, 2008, we have $0.4 million of scheduled distributions to be paid during the remainder of the year to participants from the deferred compensation plan of which the funds for these payments have been reserved and deposited into the Company’s deferred compensation plan.

The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of March 30, 2008 are as follows (in thousands):

Contractual Obligations	March 31, 2008 to December 28, 2008	2009	2010	2011	2012	Thereafter	Total
Debt-senior notes	$46,630	$—	$—	$—	$—	$—	$46,630
Operating leases	1,209	568	43	18	—	109	1,947
Purchase order commitments	19,367	—	—	—		—	19,367
1999 Europe restructuring	131	369	60	—		—	560
2003 Europe restructuring	210	280	258	211	164	239	1,362
Long service award	46	124	233	27	22	582	1,034
Deferred compensation	438	27	19	19	19	120	642
Advances for research and development	84	65	65	68	69	364	715
Unrecognized tax benefits	307						307
Total	$68,422	$1,433	$678	$343	$274	$1,414	$72,564

The long-term liability for accrued pension costs included on the condensed consolidated balance sheet is excluded from the table above. Cherokee is unable to estimate the timing of payments for these costs. During the quarter ended March 30, 2008, the Company contributed approximately $0.1 million.  In 2008, the Company expects to contribute $0.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled “Recent Accounting Pronouncements” contained in “Note 2 of the Notes to Condensed Consolidated Financial Statements” under Item 1. “Financial Statements.”

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at March 30, 2008.

We had no variable rate debt outstanding at March 30, 2008. However, any debt we incur under the Credit Facility and the Cherokee Europe line of credit will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both transacted in Euros, thereby reducing the risk of foreign currency exchange rate fluctuation on our European operations. The net effect on our operating income for foreign currency exchange rate fluctuations as of and for the quarter ended March 30, 2008, accounted for a $0.1 million decrease in our income. Historically, we have not actively engaged in exchange rate-hedging activities.

Item 4T.   CONTROL AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. As described below, we have identified material weaknesses and significant deficiencies in our internal control over financial reporting as of December 30, 2007 and, as of March 30, 2008, these material weaknesses and significant deficiencies have not been fully remediated.  As a result, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of March 30, 2008, our disclosure controls and procedures were not effective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In conducting its assessment of the effectiveness of our internal control over financial reporting, our management concluded the following material weaknesses existed as of March 30, 2008:

Architecture of Company’s IT systems does not presently support the financial reporting requirements of the Company’s international operations

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

• Due to personnel changes, the Company expects to rely on outside professionals for a significant portion of its SOX compliance review.  Planning and preliminary fieldwork is expected to begin in the second quarter of 2008.

• An improved consolidated reporting package is now provided to corporate management and significant items are being reviewed with local management.

SOX Compliance

As a non-accelerated filer, 2007 marked the first year of SOX compliance for the Company. The Company completed an internal assessment of controls. While the vast majority of the Company’s controls were operating properly, the Company did identify control deficiencies for remediation. The corporate office worked closely with the site accounting personnel to remediate these deficiencies. The vast majority of the deficiencies were remediated during 2007, but some did remain at year end. While efforts to remediate these deficiencies have continued into 2008, management assessed the remaining deficiencies to determine if any additional material weakness existed. The Company concluded that none of the open deficiencies at 2007 fiscal year end could result in a material weakness, but did believe that two could be classified as significant deficiencies. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit the attention of those responsible for oversight over the Company’s financial reporting.  The following significant deficiencies still existed as of March 30, 2008:

1) Inadequate fixed asset management systems and procedures; and

2) Inadequate system controls over shipping cutoffs

Subsequent to the end of the quarter, the Company implemented new IT system controls that we believe will remediate the inadequate controls over shipping cutoffs. Remediation efforts on the fixed asset systems are expected to continue over several periods.  The issues of IT systems, people and process are interrelated and difficult to separate. Striking the optimum balance between improved process, better trained and supervised staff and mission critical IT improvements is essential for success.

The Company is committed to remediating all material weaknesses and significant deficiencies presently identified and any additional deficiencies that may be identified in the future.

In connection with the Company’s filing of its financial statements for its fiscal year ending December 28, 2008, the Company’s internal control over financial reporting will be subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control Over Financial Reporting

Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 30, 2008, we were not a party to any other material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 6.   EXHIBITS

EXHIBIT INDEX

Exhibits have heretofore been filed with the SEC and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation.(1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation.(1)
4.1	Specimen certificate for shares of common stock, par value $0.001 per share.(3)
4.2	Indenture, dated as of November 27, 2002, between Cherokee International Corporation, as issuer, and U.S. Bank, N.A., as trustee, relating to the 5.25% Senior Notes due 2008.(2)
4.3	Form of 5.25% Senior Notes due 2008.(2)
*10.1	Letter Agreement, dated February 29, 2008, between Cherokee International Corporation and Jeffrey M. Frank.(1)
*10.2	Letter Agreement, dated February 29, 2008, between Cherokee International Corporation and Linster W. Fox.(1)
*10.3	Letter Agreement, dated February 29, 2008, between Cherokee International Corporation and Mukesh Patel.(1)
*10.4	Severance Agreement, dated February 29, 2008, between Cherokee International Corporation and Alex Patel.(1)
*10.5	Transaction Bonus Agreement, dated April 14, 2008, between Cherokee International Corporation and Jeffrey M. Frank.
*10.6	Transaction Bonus Agreement, dated April 14, 2008, between Cherokee International Corporation and Linster W. Fox.
*10.7	Transaction Bonus Agreement, dated April 14, 2008, between Cherokee International Corporation and Mukesh Patel.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President of Finance, Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CHEROKEE INTERNATIONAL CORPORATION

Date: May 12, 2008	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)