Form 10-Q
period 2008-06-29
CHEROKEE INTERNATIONAL CORP
filed 2008-08-12
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of July 31, 2008
Common Stock, par value $0.001 per share	19,475,892 shares

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	June 29, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,283	$8,484
Accounts receivable, net of allowance for doubtful accounts of $332 and $297 at June 29, 2008 and December 30, 2007, respectively	33,804	31,237
Inventories, net	30,973	28,021
Prepaid expenses and other current assets	1,730	1,583
Deferred income taxes	—	363
Total current assets	75,790	69,688

Property and equipment, net	18,511	19,194
Deposits and other assets	1,161	1,515
Deferred financing costs, net of accumulated amortization of $558 and $494 at June 29, 2008 and December 30, 2007, respectively	379	86
Deferred income taxes-long-term portion	—	1,257
Goodwill	—	1,120
Total Assets	$95,841	$92,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,244	$15,140
Accrued liabilities	4,253	4,667
Accrued compensation and benefits	7,970	6,876
Accrued restructuring costs	545	431
Other short-term borrowings	319	—
Borrowings under revolving line of credit	3,502	3,395
Current debt	24,485	24,485
Current debt payable to affiliates	22,145	22,145
Total current liabilities	79,463	77,139

Other long-term liabilities	4,511	4,534
Total Liabilities	83,974	81,673

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,475,892 and 19,453,557 shares issued and outstanding at June 29, 2008 and December 30, 2007, respectively	19	19
Paid-in capital	186,601	186,035
Accumulated deficit	(178,880)	(178,323)
Accumulated other comprehensive income	4,127	3,456
Total stockholders’ equity	11,867	11,187
Total Liabilities and Stockholders’ Equity	$95,841	$92,860

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$40,549	$29,574	$75,287	$59,594
Cost of sales	29,214	24,023	55,311	48,326
Gross profit	11,335	5,551	19,976	11,268
Operating expenses:
Engineering and development	2,900	2,837	5,681	5,479
Selling and marketing	2,100	1,873	3,835	3,737
General and administrative	3,396	3,380	6,989	6,517
Goodwill impairment	1,120	—	1,120	—
Restructuring costs	—	(38)	—	155
Total operating expenses	9,516	8,052	17,625	15,888
Operating income (loss)	1,819	(2,501)	2,351	(4,620)
Interest expense	(717)	(692)	(1,459)	(1,377)
Gain on sale of Mexico Facility building	—	430	—	430
Other income, net	26	152	239	314
Income (loss) before income taxes	1,128	(2,611)	1,131	(5,253)
Income tax provision (benefit)	1,697	(958)	1,688	(1,578)
Net loss	$(569)	$(1,653)	$(557)	$(3,675)
Net loss per share:
Basic	$(0.03)	$(0.09)	$(0.03)	$(0.19)
Diluted	$(0.03)	$(0.09)	$(0.03)	$(0.19)
Weighted average shares outstanding:
Basic	19,465	19,359	19,459	19,350
Diluted	19,465	19,359	19,459	19,350

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net loss	$(569)	$(1,653)	$(557)	$(3,675)
Other comprehensive income (loss):
Foreign currency translation adjustments	(98)	135	670	298
Comprehensive income (loss)	$(667)	$(1,518)	$113	$(3,377)

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(557)	$(3,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,377	1,610
Goodwill impairment	1,120	—
Gain on sale of property and equipment	—	(430)
Amortization of deferred financing costs	64	65
Stock-based compensation	519	341
Deferred income taxes	1,650	—
Net change in operating assets and liabilities:
Accounts receivable, net	(1,756)	3,968
Inventories, net	(2,261)	(3,241)
Prepaid expenses and other current assets	(108)	647
Deposits and other assets	353	(7)
Accounts payable	663	338
Accrued liabilities and restructuring costs	(372)	(2,492)
Accrued compensation and benefits	852	(876)
Accrued interest payable	(35)	12
Other long-term obligations	(324)	136
Net cash provided by (used in) operating activities	1,185	(3,604)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(201)	(1,505)
Proceeds from sale of property and equipment	—	1,229
Net cash used in investing activities	(201)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other short-term borrowings, net	319	—
Borrowings (repayments) on revolving lines of credit, net	(38)	1,307
Deferred financing costs	(357)	—
Net proceeds from employee stock purchases and the exercise of stock options	47	219
Net cash (used in) provided by financing activities	(29)	1,526
Effect of exchange rate changes on cash	(156)	97
Net increase (decrease) in cash and cash equivalents	799	(2,257)
Cash and cash equivalents, beginning of period	8,484	8,881
Cash and cash equivalents, end of period	$9,283	$6,624
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$1,408	$1,278
Cash paid during the period for income taxes	$299	$198

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

Results of operations for the three and six months ended June 29, 2008 and July 1, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 28, 2008 (“fiscal 2008”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2007, included in the Company’s Annual Report on Form 10-K (File No. 000-50593) filed on March 28, 2008.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

On November 1, 2008, the $46.6 million aggregate principal amount outstanding under our 5.25% Senior Notes will become due and payable. We do not expect to have sufficient cash available at the time of maturity to repay this indebtedness and are currently working on a variety of possible alternatives to satisfy this obligation. We also cannot be certain that we will have sufficient assets or cash flow available to support refinancing these notes at current market rates or on terms that are satisfactory to us. If we are unable to refinance on terms satisfactory to us, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of some of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operation. These circumstances create substantial doubt about our ability to continue as a going concern.

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

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010. Stock based compensation costs expensed during the quarters ended June 29, 2008 and July 1, 2007, were $0.3 million and $0.1 million, respectively. During the six months ended June 29, 2008 and July 1, 2007, the costs recorded were $0.5 million and $0.3 million, respectively.

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the three and six-month periods ended June 29, 2008 and July 1, 2007, using the Black-Scholes option pricing formula.

	Quarter Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	61.5%	54.8%	61.5%	54.8%
Risk free interest rate	3.99%	5.03%	3.99%	5.02%
Expected lives	6.25 years	6.25 years	6.25 years	6.25 years
Forfeiture rates	11.24% - 25.72%	12.58% - 21.71%	11.24% - 25.72%	12.58% - 21.71%

The following table summarizes the Company’s activities with respect to its stock option plans for the six months ended June 29, 2008 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	2,791,579	$5.97	7.49	$—
Granted	70,000	$2.33	9.94	$2,000
Exercised	—	$—	—	$—
Forfeited	(243,371)	$6.99	6.29	$—
Outstanding at June 29, 2008	2,618,208	$5.78	7.12	$2,000
Vested and expected to vest in the future at June 29, 2008	2,360,420	$5.94	6.94	$1,072
Exercisable at June 29, 2008	1,579,883	$6.72	6.27	$—

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

In accordance with SFAS 148, and as required by SFAS 123R, the required pro forma disclosure for options granted in periods prior to adoption of SFAS 123R is shown below (in thousands except per share amounts):

	Quarter Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net loss, as reported	$(569)	$(1,653)	$(557)	$(3,675)
Stock-based employee compensation related to stock options included in net loss, as reported, net of tax	—	—	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards (under provisions of APB 25), net of tax (a)	—	(87)	(40)	(182)
Net loss—pro forma	$(569)	$(1,740)	$(597)	$(3,857)
Net loss per share, as reported:
Basic	$(0.03)	$(0.09)	$(0.03)	$(0.19)
Diluted	$(0.03)	$(0.09)	$(0.03)	$(0.19)
Pro forma net loss per share:
Basic	$(0.03)	$(0.09)	$(0.03)	$(0.20)
Diluted	$(0.03)	$(0.09)	$(0.03)	$(0.20)

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company did not elect the fair value option for financial assets or liabilities existing on our adoption date of December 31, 2007. The Company will consider the applicability of the fair value option for assets acquired or liabilities incurred in future transactions.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited; thus the provisions of these pronouncements will be effective for us in fiscal year 2009. We do not have any minority interests. We do not expect the adoption of SFAS 141 (R) and SFAS 160 to have a material effect on our financial position or results of operations.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the costs of material, labor and manufacturing overhead and consist of the following, net of reserve for surplus and obsolescence (in thousands):

	June 29, 2008	December 30, 2007
Raw material	$17,737	$16,547
Work-in-process	5,217	4,696
Finished goods	8,019	6,778
Inventories, net	$30,973	$28,021

As of June 29, 2008 and December 30, 2007, the reserve for excess inventory and obsolescence was $3.4 million and $3.1 million, respectively, including management’s assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive.

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

As of June 29, 2008, the Company does not foresee any material estimated capital expenditures for environmental remediation or related costs to its manufacturing facilities in the future.

3.      INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carry-forwards to the extent they are realizable.  A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period.  A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.  As of December 30, 2007, deferred tax assets included $27.8 million relating to a tax basis step up from a re-capitalization transaction in 1999 and $22.8 million of net operating loss (“NOL”) carry-forwards.  The Company has recorded a valuation allowance against a significant portion of its deferred tax assets.  As of December 30, 2007, deferred taxes included $1.6 million of tax benefits on the balance sheet generated by our European operations.  Cherokee Europe has a history of profits.  Recovery has been dependent upon achieving our forecast of future operating income over a protracted period of time.  During the quarter ended June 29, 2008, management revised the forecast of our European revenues based on changes made in the orders by our European customers and a valuation allowance was recorded against all of Europe’s deferred tax assets.  Provision (benefit) for income taxes for the quarter ended June 29, 2008, and the comparable period of July 1, 2007, were a $ 1.7 million provision and a $1.0 million benefit, respectively.   Provision (benefit) for income taxes for the six months ended June 29, 2008 and the comparable period of July 1, 2007, were a $1.7 million provision and a $1.6 million benefit, respectively.  The provision for the six months ended June 29, 2008 is higher by $3.3 million than the comparable period of July 1, 2007 due to the recording of a valuation allowance against the Company’s European deferred tax assets in the quarter ended June 29, 2008 of $1.6 million.  Based on available evidence including changes to our forecasted revenues in Europe, management can no longer conclude it is more likely than not that the deferred tax assets will be realizable.

Provision (benefit) for income taxes for the quarter and six months ended June 29, 2008 was calculated using an effective tax rate of less than one percent for the full fiscal year in addition to the valuation allowance recorded as a discrete item in the quarter ended June 29, 2008.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of adoption, the Company recognized a cumulative effect adjustment of less than $0.1 million to the January 1, 2007 accumulated deficit balance.  As of June 29, 2008, we have approximately $0.3 million of gross unrecognized tax benefits, of which $0.3 million would reduce our effective tax rate if recognized.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The tax years 1997 to 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company is currently under examination in India for certain years between 2000 and 2005 and Belgium for years 2005 and 2006.  During the quarter ended June 29, 2008, the IRS completed its audit of the year 2005.  The Company does not believe the amount of unrecognized tax benefits as of June 29, 2008 will significantly increase or decrease within the next twelve months.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

4.      NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128, Earnings Per Share, basic income (loss) per share is based upon the weighted average number of common shares outstanding. For the quarter ended and six months ended June 29, 2008, stock options to purchase 2,618,208 shares of our common stock were excluded from the calculation of diluted income (loss) per share as their effect would have been anti-dilutive due to the net loss for the periods. For the quarter ended and six months ended July 1, 2007, stock options to purchase 2,777,057 shares of our common stock were excluded from the calculation of diluted income (loss) per share as their effect would have been anti-dilutive due to the net loss for the periods.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net loss	$(569)	$(1,653)	$(557)	$(3,675)
Shares:
Weighted-average common shares outstanding—basic	19,465	19,359	19,459	19,350
Effect of dilutive securities:
Stock options	—	—	—	—
Weighted-average common shares outstanding—diluted	19,465	19,359	19,459	19,350
Net loss per share:
Basic	$(0.03)	$(0.09)	$(0.03)	$(0.19)
Diluted	$(0.03)	$(0.09)	$(0.03)	$(0.19)

5.      DEFERRED FINANCING COSTS

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

Net deferred financing costs are comprised of the following as of June 29, 2008 and December 30, 2007 (in thousands):

	June 29, 2008	December 30, 2007
Deferred financing costs	$937	$580
Accumulated amortization	(558)	(494)
Deferred financing costs, net	$379	$86

For the six months ended June 29, 2008, the Company capitalized $0.4 million of financing costs related to the refinancing of the senior notes due to mature on November 1, 2008.

6.      DEBT

Debt consists of the following at June 29, 2008 and December 30, 2007 (in thousands):

	June 29, 2008	December 30, 2007
5.25% senior notes, current portion	$24,485	$24,485
5.25% senior notes, current portion due to affiliates	22,145	22,145
Total debt	$46,630	$46,630

The debt includes the Company’s senior notes, which mature on November 1, 2008. Interest on the senior notes is payable in cash on May 1 and November 1 of each year. On May 1, 2008, we paid $1.2 million of interest to the bondholders as required. The senior notes are secured by a second-priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. As of June 29, 2008, the Company was in compliance with all of the covenants set forth in the principal agreements governing the 5.25% senior notes due in 2008. The Company does not currently have sufficient funds to repay these notes and is actively working to either refinance this obligation or to satisfy it through a number of strategic alternatives currently being explored. The Company acknowledges that if it does refinance the obligation, the interest rate may be substantially higher than the current interest rate of 5.25% and any refinancing may be on terms that are materially less favorable. In addition, if the Company is not able to obtain satisfactory financing, the Company may be forced to sell some of its assets or to otherwise significantly alter its operating plan.

The Company’s primary line of credit is its senior revolving credit facility with General Electric Capital Corporation (the “Credit Facility”). The Credit Facility expires on August 25, 2008. The company plans to renew this line with a new lender after our senior note obligations have been repaid or renegotiated. During the fourth quarter of 2007, the Company approached General Electric Capital Corporation about re-negotiating the Credit Facility in order to increase the borrowing capacity that had been lowered by the Company’s historical earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) covenant.

On November 1, 2007, the Company and General Electric Capital Corporation amended the credit agreement for the revolving line of credit dated February 24, 2004. The amended Credit Facility provides for borrowings of up to the lesser of $7.5 million or 85% of eligible domestic accounts receivable. As of June 29, 2008, our borrowing base was $7.5 million, and our eligible accounts receivable was $10.7 million. Prior to November 1, 2007, the borrowings bore interest, at the Company’s option, at a rate per annum equal to LIBOR plus 2.5% or the agent bank’s base rate plus 1.0%. Effective November 1, 2007, the borrowings bear interest, at the Company’s option, at a rate per annum equal to LIBOR plus 3.5% or the agent bank’s base rate plus 2.0%. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lender under the Credit Facility in respect of the average daily balance of unused loan commitments at a rate of 1.0% per annum effective November 1, 2007. Prior to November 1, 2007, the rate was 0.5% per annum. In lieu of a maximum senior leverage multiple covenant, the new amended Credit Facility effective November 1, 2007 includes a minimum EBITDA target for the trailing quarters starting with the fourth quarter of 2007, which the Company was in compliance with at June 29, 2008. Prior to November 1, 2007, the EBITDA covenant limited our borrowing to the lower of the borrowing base or two times our EBITDA as defined by the prior credit agreement. The Credit Facility is secured by a first-priority lien, subject to permitted encumbrances, on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Credit Facility contains certain restrictive covenants including the minimum EBITDA target. In March 2008, General Electric Capital Corporation modified the amended credit agreement effective as of December 30, 2007 for a balance sheet covenant issue resulting from the capitalization of intercompany debt with our Dutch holding company during 2007. As of June 29, 2008, there were no borrowings outstanding under the Credit Facility, and the Company was in compliance with all of the covenants under the Credit Facility.

Cherokee Europe maintains a working capital line of credit of approximately $4.8 million, expressed as Euros 3.0 million, with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio and is cancelable at any time. Our access to the line is limited to $4.2 million because $0.6 million is committed to minimum guarantees on specific collections and payments. In November 2007, ING Belgie NV restricted the Company from transferring funds from Europe to the U.S. in the form of management and dividend fees. During the quarter ended September 30, 2007, Cherokee Europe borrowed $2.2 million from the line of credit with an interest rate of 6.02%, subject to change upon quarterly renewals, which remained outstanding as of June 29, 2008. The interest rate for the second quarter of 2008 was renewed at 6.08%.  On April 28, 2008, Cherokee Europe borrowed $0.8 million, with an interest rate of 5.65%, subject to change upon quarterly renewals, from its line of credit with ING Belgie NV. The outstanding balance on the line of credit as of June 29, 2008 was $3.0 million. As of June 29, 2008, Cherokee Europe was in compliance with all covenants.

In June 2008, ING Belgie NV restricted our borrowing capacity to $3.0 million, expressed as Euros 1.9 million. By the end of the third quarter in 2008, Cherokee Europe’s line of credit will be converted into a new factoring arrangement with ING Belgie NV.  The arrangement will be based on the factoring of 85% of the majority of Cherokee Europe’s current outstanding accounts receivable balances with an aging of 30 days or less at each borrowing date.  The 85% of accounts receivable balances will include sales generated by companies located in Belgium and bordering countries including Austria, Switzerland and Ireland, Europe, North America, and Canada. The remaining accounts receivable balances generated by companies located in the remaining countries will be factored at 10%.  The effective interest rate of the new factoring arrangement will be Euribor plus 1%. There will also be a 0.07% loan fee on the outstanding accounts receivable balance at each borrowing.

In January 2007, Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.6 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. In April 2008, Cherokee China renegotiated the borrowing capacity on its line of credit with ICBC, from RMB 25 million to RMB 28 million to reflect the increased market value of the building, with the interest rate of LIBOR plus 12%, which is effective from April 21, 2008 through April 20, 2011.  As of June 29, 2008, RMB 28 million was equivalent to $4.1 million in US dollars. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings, the rates vary according to the specific dates and are announced by the People’s Bank of China. Beginning with its initial borrowing under the contract, Cherokee China agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. The cash from these deposits made into our bank account are not restricted from our usage of these funds. During May 2008, Cherokee China borrowed $0.5 million on its line of credit with an interest rate of 6.8985% for the subsequent six-month period.

As of June 29, 2008, the outstanding balance on the line of credit was $0.5 million, and Cherokee China was in compliance with all of the covenants.

In January 2008, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV. The loan arrangement is over twelve months, with monthly payments of $54,000 to be repaid by December 26, 2008. The loan bears a 6.3% interest rate. The outstanding balance as of June 29, 2008 was $0.3 million.

7.                  OTHER LONG-TERM OBLIGATIONS

Other long-term obligations consist of the following at June 29, 2008 and December 30, 2007 (in thousands):

	June 29, 2008	December 30, 2007
1999 Europe restructuring liabilities	$247	$397
2003 Europe restructuring liabilities	1,022	1,064
Long service award liabilities	972	910
Pension liability-SFAS 158	1,431	1,337
Deferred compensation	198	237
Advances for research & development	641	589
Total other long-term obligations	$4,511	$4,534

The Company has agreements with a local government agency in Belgium for funding in advances to Cherokee Europe for research and development expenses. These advances are interest free and expected to be repaid to the agency; either as a percentage of the revenues generated by the products developed or through a minimum fixed amount on an annual basis.

As of June 29, 2008, the Company has a recorded liability of $0.6 million, for employee and non-employee contributions and investment activity to date under the deferred compensation plan, the current portion of $0.4 million is recorded under accrued compensation and benefits and the long-term portion of $0.2 million is recorded in other long-term liabilities.

8.                  CUSTOMER CONCENTRATION

For the quarter ended June 29, 2008, one customer accounted for 11.4% of net sales, and another customer accounted for 10.5% of net sales. For the quarter ended July 1, 2007, one customer accounted for 11.8% of net sales, and no other customer accounted for more than 10% of net sales. For the six months ended June 29, 2008, one customer accounted for 11.1% of net sales, and no other customer accounted for more than 10% of net sales.  For the six months ended July 1, 2007, one customer accounted for 10.9% of net sales, and no other customer accounted for more than 10% of net sales. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of June 29, 2008, one customer accounted for 9.7% of net accounts receivable, and no other customer accounted for more than 10% of net accounts receivable.  As of December 30, 2007, one customer accounted for 10.6% of net accounts receivable.

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

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of June 29, 2008 and December 30, 2007.

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

The amount of the transaction bonus that each executive is eligible for pursuant to his agreement varies and is tied to the net proceeds from the company sale.  The maximum amount of the transaction bonus for each of Messrs. Frank, Fox and Patel is $5 million, $3 million and $450,000, respectively, based on a net sales price of $10.00 per share.  The agreements also contain a non-solicitation covenant in favor of the Company.

SynQor

On November 16, 2007, SynQor announced that it had filed a lawsuit against several of its competitors, including the Company who was named in the complaint, for infringement of two patents relating to bus converters and/or non-isolated point of load converters used in intermediate bus architectures. The patents at issue are U.S. patents 7,072,190 and 7,272,021. The suit was filed in Federal Court in the Eastern District of Texas. The Company intends to vigorously defend this lawsuit. Although the ultimate aggregate amount of monetary liability or financial impact with respect to this lawsuit is subject to many uncertainties and is therefore not predictable with assurance, the final outcome of this lawsuit, if adverse, could have a material adverse effect on our financial position, results of operations or cash flows.

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

The restructuring and closure of our Mexico Facility was completed by the end of the second quarter of 2007. The cumulative costs for the closure of the Mexico Facility were $1.5 million ($1.3 million of which were recorded in 2006). This was made up of $0.9 million restructuring, $0.3 million asset impairment and $0.3 million additional excess and obsolescence reserve. During the second quarter ended July 1, 2007, there was a reversal of $38,000 to severance costs due to the transfer and relocation of an employee from the Mexico Facility to our Tustin Facility. The remaining accrued balance for severance and stay bonuses was paid on July 1, 2007 to the remaining employees.

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

On February 22, 2007, Cherokee Electronica, S.A. de C.V. (“Cherokee Mexico”), a subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Agreement”) with Inmobiliaria Hondarribia, S.A. de C.V. (the “Buyer”) for the sale of Cherokee Mexico’s 35,000-foot manufacturing facility in Guadalajara, Mexico. The Agreement provided that the Buyer pay Cherokee Mexico an aggregate purchase price of approximately US $1.2 million of which a 15% deposit, approximately US $182,000, was paid on February 22, 2007. On May 24, 2007, the sale of the building was completed, and the remaining 85% of the sales price was transferred into the Company’s bank account. The Company also collected the value added tax on the building in addition to the sales price and paid the taxes collected to the Mexican government in June 2007. The net gain of the sale recorded during the quarter ended July 1, 2007, was $0.4 million, net of $0.1 million related to the cost to sell the assets which was deducted from the gain.

Sale of Mexico Corporation

On December 12, 2007, the Company sold its ownership in the capital stock of Cherokee Mexico. The Company received the proceeds from the sale on December 13, 2007. The net gain of the sale was $0.4 million.

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

There were $0.2 million of employee severance and stay bonus costs during the first six months of 2007, which included a pro-rata portion from the commencement date of August 10, 2006 through July 1, 2007, of an estimated amount of statutorily required severance payments and management performance stay-on bonuses incurred for employees at the Mexico Facility. The Company paid $0.6 million of severance and related expenses to the remainder of employees terminated during the quarter ended July 1, 2007. All severance charges were settled with cash as of July 1, 2007.

11.            STOCK AND DEFERRED COMPENSATION PLANS

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by the Company’s Board of Directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of June 29, 2008, the Company had granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of 800,000 shares of common stock. The 2004 Plan also provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of June 29, 2008, a total of 3,315,141 shares of the Company’s common stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of June 29, 2008, the Company had granted options to purchase 2,399,489 shares of common stock under the 2004 Plan, which included 378,153 options issued as partial compensation to non-employee directors. During the quarter ended and six months ended June 29, 2008, the Company granted options to purchase 70,000 shares to non-employee directors.

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of June 29, 2008, a total of 914,220 shares of common stock were reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions.

The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously issued under the ESPP. As of June 29, 2008, 258,351 shares of common stock had been issued under the ESPP.

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

As of June 29, 2008, the Company has a recorded liability of $0.6 million for employee and non-employee director contributions and investment activity to date; the current portion of $0.4 million is recorded under accrued compensation and benefits and the long-term portion of $0.2 million is recorded in other long-term liabilities. As of December 30, 2007, the Company had a recorded liability of $1.4 million, of which $1.1 million was recorded under accrued compensation and benefits and the long-term portion of $0.2 million was recorded in other long-term liabilities. The Company has not provided any matching contributions under the plans.

During the six months ended June 29, 2008, the Company paid $0.6 million of scheduled distributions to participants from the deferred compensation plan.  The Company also made partial surrenders on two policies during the first quarter of 2008 in the amount of $0.4 million.  The partial surrenders did not change the face amount of the policies. During July 2008, the Company paid $0.2 million of scheduled distributions to participants from the deferred compensation plan.  The Company anticipates making additional partial surrenders on the policies during the third quarter of 2008 for the reimbursement of these distributions.

12.            RETIREMENT PLANS

Cherokee Europe maintains a pension plan for certain levels of staff and management that include a defined benefit feature. The following represents the amounts related to this defined benefit plan for the quarter and six months ended June 29, 2008 and July 1, 2007, respectively  (in thousands):

	Quarter Ended		Six Months Ended
Components of Net Periodic Benefit Cost	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$73	$90	$146	$177
Interest cost	109	105	219	207
Expected return on plan assets	(68)	(59)	(137)	(116)
Net periodic benefit cost	$114	$136	$228	$268

13.            GOODWILL IMPAIRMENT CHARGE

Based on our annual assessment of the fair value of our Cherokee Europe subsidiary in accordance with SFAS 142, we recorded a goodwill impairment charge of $5.2 million during the year ended December 30, 2007, to properly report goodwill at its fair value at that period in time.

Due to the decline in our European operation’s revenue volumes during the six months ended June 29, 2008, the Company performed a revised forecast for the remaining year of 2008 and the next three years.  Since our actual and future revenues were trending lower than anticipated revenues of our original business plan, the Company engaged a professional consulting firm to perform a SFAS 142 valuation and analysis study of our goodwill.  As a result of this study, an impairment charge of $1.1 million was recorded during the quarter ended June 29, 2008 due to the decrease in fair value of our Cherokee Europe subsidiary.  As of June 29, 2008 the Company no longer has any goodwill recorded.

Item 2.   MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations about future events. When used in this Quarterly Report, the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and include statements in this Quarterly Report regarding the following: our expectations that cash flows will be sufficient to meeting our operating requirements for at least the next twelve months; our expectations regarding our working capital and capital expenditure requirements; and our expectations regarding the refinancing or payment of our senior note obligations. However, these statements are subject to a number of risks and uncertainties affecting our business. You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors, which include, but are not limited to: (1) the potential delisting of the Company’s common stock from the NASDAQ Global Market, (2) changes in general economic and business conditions, domestically and internationally, (3) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (4) changes in the Company’s sales mix to lower margin products, (5) increased competition in the Company’s industry, (6) disruptions of the Company’s established supply channels, (7) the Company’s level of debt and restrictions imposed by its debt agreements, and (8) the additional risk factors included in Part II, Item 1A of this Quarterly Report. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, even though the Company’s situation may change in the future.

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

We operate worldwide and have facilities in Orange County, California; Bombay, India; Wavre, Belgium (Europe) and Shanghai, China. In March 2007, we closed our facility in Guadalajara, Mexico (the “Mexico Facility”). In May 2007, we sold our manufacturing facility in Guadalajara, Mexico and on December 12, 2007, we sold our subsidiary, Cherokee Electronica, S.A. de C.V. (“Cherokee Mexico”). We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India, Guadalajara, Mexico, and Shanghai, China. In June 2000, we acquired Cherokee Europe SCA and related entities (“Cherokee Europe”), which added a manufacturing facility in Wavre, Belgium to our manufacturing capacity and enabled us to better serve the European market.

We generate the majority of our sales in four market sectors, datacom, telecom, industrial and medical. For the quarter ended June 29, 2008, our revenues by market sector consisted of 47% datacom, 24% telecom, and 29% for the industrial and medical sectors.

Basis of Reporting

Principles of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Cherokee Europe, Cherokee India Pvt. Ltd. (“Cherokee India”), Powertel India Pvt. Ltd. (“Powertel”), and Cherokee International (China) Power Supply LLC (“Cherokee China”), and the financial statements of its formerly owned subsidiary Cherokee Mexico were included in the year ended December 30, 2007. Inter-company accounts and transactions have been eliminated.

Net Sales

See Revenue Recognition of Critical Accounting Policies section below for Company description.

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

Accounts Receivable

In our North American and European operations we perform ongoing credit evaluations of our customers, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates that we have in the past. A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.  As of June 29, 2008 and December 30, 2007, our top ten customers accounted for  42% and 50% of our accounts receivables, respectively.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory and the current estimated market value of the inventory using the weighted average cost method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our historical usage data and estimates of future demand. Since substantially all of our products are manufactured according to firm purchase orders and customer forecasts, we evaluate the potential of recovery from our customers when customized products approach end-of-life. Our customers are generally liable for inventory costs we incur for order cancellations that occur after we have committed resources to procure or manufacture product. We also regularly evaluate inventory that is non-compliant with the European Commission’s RoHS directive regarding hazardous substances in electric and electronic equipment, to determine if additional reserves are needed to cover for potential obsolescence. We have not established a separate reserve for non-RoHS compliant inventory above what our normal calculations would require.

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

If our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities and our reported financial results.  As of December 30, 2007, deferred taxes include $1.6 million of tax benefits on the balance sheet generated by our European operations.  Cherokee Europe has a history of profits.  Recovery has been dependent upon achieving our forecast of future operating income over a protracted period of time.  During the quarter ended June 29, 2008, management revised the forecast of our European revenues based on changes made in the orders by our European customers and a valuation allowance was recorded against all of Europe’s deferred tax assets.  Based on available evidence including changes to our forecasted revenues in Europe, management can no longer conclude it is more likely than not that the deferred tax assets will be realizable.

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

The Company adopted the provisions of FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 3, “Provision for Income Taxes” in Notes to Condensed Consolidated Financial Statements for additional information regarding the impact of adoption.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

Other Comprehensive Income

Belgium taxes for unrealized foreign exchange gains on an intercompany loan considered permanently re-invested are provided for as a component of other comprehensive income or loss.

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

Based on our annual assessment of the fair value of our Cherokee Europe subsidiary in accordance with SFAS 142, we recorded a goodwill impairment charge of $5.2 million during the year ended December 30, 2007, to properly report goodwill at its fair value at that period in time.

During the quarter ended June 29, 2008, the remaining balance of $1.1 million of goodwill was deemed impaired. An impairment charge was recorded due to the decrease in fair value of our Cherokee Europe subsidiary due to lower revenues than anticipated.  As of June 29, 2008 the Company no longer has any goodwill recorded.  Details are included under Note 13 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2008 COMPARED TO THE QUARTER ENDED JULY 1, 2007

NET SALES

Net sales increased by approximately 37.1%, or $11.0 million, to $40.5 million for the quarter ended June 29, 2008 from $29.6 million for the quarter ended July 1, 2007. During the quarter ended June 29, 2008, net datacom sales were higher by $4.4 million, primarily driven by new programs from new designs awarded in prior years.  Telecom net sales were higher by $2.3 million, primarily driven by one large triple play customer. Industrial, medical and other net sales were higher by $4.3 million from the prior period due to new customers and new programs. Overall, revenues from all of our markets were higher for the quarter ended June 29, 2008 compared to the quarter ended July 1, 2007. Included in the above increases is a $1.7 million benefit related to the foreign currency exchange rate fluctuations from our Cherokee Europe operation.

GROSS PROFIT

Gross profit increased by approximately 104.2%, or $5.8 million, to $11.3 million for the quarter ended June 29, 2008 from $5.5 million for the quarter ended July 1, 2007. Gross margin for the quarter ended June 29, 2008 increased to 28.0% from 18.8% in the prior year period.  Gross profit was higher during the quarter ended June 29, 2008 due primarily to higher net sales from new programs with better gross margins which provided better absorption of fixed costs. Gross margins were better due to increased production volumes in China, the introduction of new models which represented a positive mix and better overall volumes of products.

For the quarter ended June 29, 2008, the increase in gross profit included $0.2 million of foreign currency exchange rate fluctuations related to our Cherokee Europe operation.

OPERATING EXPENSES

Operating expenses for the quarter ended June 29, 2008 increased approximately 18.2%, or $1.5 million, to $9.5 million from $8.1 million for the quarter ended July 1, 2007. As a percentage of net sales, operating expenses decreased to 23.5% from 27.2% in the prior year period. The increase in operating expenses in 2008 from 2007are as follows:

Engineering and development costs increased by $0.1 million due to $0.2 million in foreign currency exchange rate fluctuations from our Cherokee Europe operation, $0.1 million in bonuses, offset by a decrease of $0.2 million in overhead and development costs in Europe.

Selling and marketing expense increased by $0.2 million due to an increase of $0.1 million in bonuses and commissions and $0.1 million in foreign currency exchange rate fluctuations from our Cherokee Europe operation.

General and administrative expense was the same for both quarters ended June 29, 2008 and July 1, 2007.  Professional fees for the quarter ended June 29, 2008 compared to July 1, 2007 were lower by $0.3 million because the prior period in 2007 included professional fees from the additional work required to file our Form 10-K for fiscal year-end 2006.  Permits and taxes for the quarter ended June 29, 2008 were lower by $0.1 million compared to the quarter ended July 1, 2007.  Personnel expenses were lower by $0.1 million for the quarter ended June 29, 2008 compared to the quarter ended July 1, 2007 due to headcount related to the closure of the Mexico Facility completed in 2007.  During the quarter ended July 1, 2007 we incurred $0.1 million of costs related to the closure of the Mexico facility, compared to no expense during the quarter ended June 29, 2008. Offsetting the above decreases were higher expenses of $0.3 million in bonuses, $0.2 million in foreign currency exchange rate fluctuations from our Cherokee Europe operations and $0.1 million in stock compensation expense for the quarter ended June 29, 2008 compared to the quarter ended July 1, 2007.

During the quarter ended June 29, 2008, the remaining balance of $1.1 million of goodwill was deemed impaired. An impairment charge was recorded due to the decrease in fair value of our Cherokee Europe subsidiary due to lower revenues than anticipated.  Details are included under Note 13 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating income increased by $4.3 million to $1.8 million for the quarter ended June 29, 2008, compared to a loss of $2.5 million for the quarter ended July 1, 2007. Operating margin increased to 4.5% income from a 8.5% loss in the prior year period.

INTEREST EXPENSE

Interest expense for both quarters ended June 29, 2008 and July 1, 2007 was $0.7 million.  The interest expense is primarily related to interest payments on our $46.6 million of senior notes, which bear interest at 5.25% annually.

OTHER INCOME

For the quarter ended July 1, 2007, the Company recorded a net gain of $0.4 million to other income related to the sale of the Mexico Facility building.  See Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” for additional information.

INCOME TAXES

Provision (benefit) for income taxes for the quarter ended June 29, 2008 and the comparable period of July 1, 2007 was a $1.7 million provision and $1.0 million benefit, respectively. The provision for the quarter ended June 29, 2008 was higher by $2.7 million than the comparable period of July 1, 2007 due to the recording of a full valuation allowance against the Company’s European deferred tax assets in the quarter ended June 29, 2008.  The benefit from the comparable period of July 1, 2007 was primarily a result of the European operating loss.  Based on available evidence, including changes to our forecasted revenues in Europe, management can no longer conclude that it is more likely than not that the Company will realize its deferred tax assets.

Provision (benefit) for income taxes for the quarter ended June 29, 2008 was calculated using an effective tax rate of less than one percent for the full fiscal year in addition to the valuation allowance of $1.6 million recorded as a discrete item in the quarter ended June 29, 2008.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded a net loss of $0.6 million for the quarter ended June 29, 2008, compared to a $1.7 million net loss for the quarter ended July 1, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 29, 2008 COMPARED TO THE SIX MONTHS ENDED JULY 1, 2007

NET SALES

Net sales increased by approximately 26.3%, or $15.7 million, to $75.3 million for the six months ended June 29, 2008 from $59.6 million for the six months ended July 1, 2007.  During the six months ended June 29, 2008, net telecom sales were higher by $5.5 million, primarily driven by one large triple play customer, datacom sales were higher by $4.9 million, primarily driven by new programs from new designs awarded in prior years, and industrial, medical and other net sales were higher by $5.3 million due to new customers and new programs. Overall, revenues from all of our markets were higher for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. Included in the above increases is a $3.3 million benefit related to foreign currency exchange rate fluctuations from our Cherokee Europe operation.

GROSS PROFIT

Gross profit increased by approximately 77.3%, or $8.7 million, to $20.0 million for the six months ended June 29, 2008 from $11.3 million for the six months ended July 1, 2007. Gross margin for the six months ended June 29, 2008 increased to 26.5% from 18.9% in the prior year period.

The increase in gross profit for the six months ended June 29, 2008 compared to the six months ended July 1, 2007 was primarily related to overall higher revenues in the second quarter of this year which provided better absorption of fixed costs. Gross margins were better due to increased production volumes in China, the introduction of new models and better overall volumes of products.

Included in the increase in gross profit for the six months ended June 29, 2008 is $0.5 million of foreign currency exchange rate fluctuations related to our Cherokee Europe operation.

OPERATING EXPENSES

Operating expenses for the six months ended June 29, 2008 increased by approximately 10.9%, or $1.7 million, to $17.6 million from $15.9 million for the six months ended July 1, 2007.  As a percentage of net sales, operating expenses decreased to 23.4% from 26.7% in the prior year period.

For the six months ended June 29, 2008, engineering and development expense increased by $0.2 million compared to the six months ended July 1, 2007, due to an increase of $0.1 million in bonuses, $0.1 million increase in China’s personnel expense related to additional headcount to support our increase in new product development, and an increase of $0.3 million of foreign currency exchange rate fluctuations related to our Cherokee Europe operation.  Offsetting these increases was a decrease of $0.3 million in personnel and development expenses in Europe.

Selling and marketing expense consists primarily of sales salaries and commissions, travel, advertising and marketing expenses. For the six months ended June 29, 2008, selling and marketing expense increased by $0.1 million compared to the six months ended July 1, 2007.  Bonuses and commissions were higher by $0.2 million for the six months ended June 29, 2008 compared to the six months ended July 1, 2007 due to higher sales.  For the six months ended June 29, 2009, the increase in selling and marketing expense included $0.2 million of foreign currency exchange rate fluctuations related to our Cherokee Europe operation.  Offsetting these increases were a decrease of $0.1 million in customer promotional expenses and a decrease of $0.2 million in overhead and marketing expenses in Europe.

General and administrative expense consists primarily of salaries and other expense for management, finance, human resources and information systems. For the six months ended June 29, 2008, general and administrative expense increased by $0.5 million compared to the six months ended July 1, 2007, due to an increase of $0.4 million in bonuses, an increase of $0.3 million in foreign currency exchange rate fluctuations from our Cherokee Europe operations and an increase of $0.1 million in stock compensation expense.  Offsetting these increases was a decrease of $0.3 million in the six months ended June 29, 2008 compared to the prior period in 2007 related to redundant general and administrative costs incurred in 2007 for the closure of the Mexico Facility and transition of its operations to China.

During the six months ended July 1, 2007, professional fees were higher by $0.3 million due to the additional work required to file our Form 10-K for the fiscal year ended December 31, 2006, compared to no additional work and expense in 2008 for the filing of our Form 10-K for the fiscal year ended December 30, 2007. However, this savings for the six months ended June 29, 2008 was offset by an increase of $0.2 million in legal and professional expenses; $0.1 million was related to professional fees for the engagement of an investment banker to assist the Company in exploring strategic alternatives in resolving our senior notes debt, and $0.1 million of legal and professional fees to support and complete an IRS audit and our defense in the SynQor litigation.

For the six months ended July 1, 2007, there was $0.2 million of operating costs related to severance and facility closure costs for the Mexico Facility, compared to no expense in 2008.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating income was $2.3 million for the six months ended June 29, 2008 compared to an operating loss of $4.6 million for the six months ended July 1, 2007.  Operating margin increased to income of 3.1% from a loss of 7.8% in the prior year period.

INTEREST EXPENSE

Interest expense for the six months ended June 29, 2008 was $1.5 million compared to $1.4 million for the six months ended July 1, 2007.  The interest expense is mainly related to our 5.25% senior notes and commitment fees on our senior revolving credit line.

OTHER INCOME

For the six months ended July 1, 2007, the Company recorded a net gain of $0.4 million to other income related to the sale of the Mexico Facility building.  See Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” for additional information.

INCOME TAXES

Provision for income taxes for the six months ended June 29, 2008 and the comparable period of July 1, 2007 was a $1.7 million expense and a $1.6 million benefit, respectively.  The expense for the six months ended June 29, 2008 was higher by $3.3 million than the comparable period of July 1, 2007 due to the recording of a full valuation allowance against the Company’s European deferred tax assets in the quarter ended June 29, 2008.  The benefit from the comparable period of July 1, 2007 was primarily the result of the European operating loss.  Based on available evidence, including changes to our forecasted revenues in Europe, management can no longer conclude that it is more likely than not that the Company will realize its deferred tax assets.

Provision (benefit) for income taxes for the six months ended June 29, 2008 was calculated using an effective tax rate of less than 1% for the full fiscal year in addition to the valuation allowance of $1.6 million recorded as a discrete item in the quarter ended June 29, 2008.

NET INCOME (LOSS)

 As a result of the factors discussed above, we recorded a net loss of $0.6 million for the six months ended June 29, 2008, compared to the net loss of $3.7 million for the six months ended July 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2008 COMPARED TO THE SIX MONTHS ENDED JULY 1, 2007

Net cash provided by operating activities for the six months ended June 29, 2008 was $1.2 million compared to net cash used in operating activities of $3.6 million for the six months ended July 1, 2007.

Net cash provided by operating activities for the six months ended June 29, 2008 reflected a net loss of $0.6 million, $1.4 million in depreciation and amortization, $1.1 million in goodwill impairment, $0.5 million of stock-based compensation, a $1.7 million increase in the valuation allowance for deferred income taxes, a $0.4 million decrease in deposits and other assets, a $0.7 million increase in accounts payable, and a $0.9 million increase in accrued compensation and benefits.  This was offset by a $1.8 million decrease in accounts receivable, a $2.3 million increase in inventories, $0.1 million increase in prepaid expenses and other current assets, a $0.4 million decrease in accrued liabilities and restructuring costs, and a $0.3 million decrease in other long-term obligations.

Net cash used in operating activities for the six months ended July 1, 2007 reflected a net loss of $3.7 million which was primarily a result of $14.8 million lower revenues of $14.8 million in 2007 compared to 2006, offset by a $0.4 million gain in the sale of assets held for sale related to the sale of the Mexico Facility building, a $3.2 million increase in inventory, a $2.5 million decrease in accrued liabilities and restructuring costs, and a $0.9 million decrease in accrued compensation.  This was offset by $1.6 million in depreciation and amortization, $0.3 million of stock-based compensation related to SFAS 123R, a $4.0 million decrease in accounts receivable, a $0.6 million decrease in prepaid expenses and other current assets, a $0.4 million increase in accounts payable, and a $0.1 million increase in other long-term obligations.

Net cash used in investing activities for the six months ended June 29, 2008 was $0.2 million, which was related to capital expenditures.  Net cash used in investing activities for the six months ended July 1, 2007 was $0.3 million, in which $1.5 million was related to capital expenditures.  We invested $1.4 million in our China facility. We received $1.2 million of proceeds from the sale of the Mexico Facility building.

Net cash used in financing activities for the six months ended June 29, 2008 was less than $0.1 million, which included a $1.3 million payment with respect to Cherokee’s China’s line of credit with Industrial and Commercial Bank of China Ltd. during the first quarter of 2008, or ICBC, $0.4 million of deferred financing costs incurred related to the senior notes, and payments of $0.3 million by Cherokee Europe on its short-term loan.  This was offset by Cherokee Europe’s borrowing of $0.6 million in a short-term loan and $0.8 million borrowings from its line of credit with ING Belgie NV, and $0.5 million borrowings by Cherokee China from its line of credit with Industrial and Commercial Bank of China Ltd.

 Net cash provided by financing activities for the six months ended July 1, 2007 was $1.5 million. During the first three months of 2007, Cherokee China borrowed $1.3 million under the credit facility to support working capital requirements as our China subsidiary built inventory and incurred value-added tax on local purchases. As of July 1, 2007, the outstanding balance of $1.3 million due to ICBC remained due. During the six months ended July 1, 2007, $0.2 million of employee stock purchase plan proceeds were received.

LIQUIDITY

We expect our liquidity requirements will be primarily for working capital and capital expenditures, including repayment of our senior notes due November 1, 2008. As of June 29, 2008, we had cash and cash equivalents of $9.3 million, negative working capital of $3.7 million due, in part, to the $46.6 million of senior notes due November 1, 2008 being classified as current liabilities, no outstanding borrowings under our main revolving credit facility and borrowing base availability of $7.5 million under the same facility. Our revolving line of credit with General Electric Capital Corporation matures on August 25, 2008. The Company plans to renew this line with a new lender after our senior note obligations have been repaid or renegotiated. Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances. Besides our credit line in the United States, Cherokee Europe also maintains a working capital line of credit of approximately $4.8 million, expressed as Euros 3.0 million, with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, and is collateralized by a pledge in first and second rank over a specific amount of business assets. In June 2008, ING Belgie NV restricted our borrowing capacity to $3.0 million, expressed as Euros 1.9 million. The facility requires Cherokee Europe to maintain a certain solvency ratio and is cancelable at any time. The current revolving line of credit with ING Belgie NV prohibits the transfer of cash outside of Belgium to the U.S. in the form of management and dividend fees. During the third quarter ended September 30, 2007, Cherokee Europe borrowed $2.2 million from the line of credit which remained outstanding as of June 29, 2008. On April 28, 2008, Cherokee Europe borrowed $0.8 million from its line of credit with ING Belgie NV. The outstanding balance on the line of credit as of June 29, 2008 was $3.0 million. By the end of the third quarter in 2008, Cherokee Europe’s line of credit will be converted into a new factoring arrangement with ING Belgie NV, as described under Note 6 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

In January 2008, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV; the outstanding balance was $0.3 million as of June 29, 2008.

In January 2007, we opened a credit facility with the Industrial and Commercial Bank of China Ltd., or ICBC, as described under Note 6 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”  This facility is intended for working capital requirements in China, especially as our China subsidiary builds inventory for export to the United States and Europe and incurs value-added tax on local purchases that can only be recovered through in-country sales of our product. During the quarter ended June 29, 2008, Cherokee China borrowed $0.5 million from its line of credit.  As of June 29, 2008, Cherokee China had outstanding borrowings of $0.5 million under this line of credit.

Subject to the refinancing risk described below under Contractual Obligations, we believe our cash flow from operations and our credit lines in the United States, Europe and China are sufficient to meet our operating cash requirements for at least the next twelve months. However, this assumes that we are successful in securing refinancing or payment of our senior notes when they mature in November 2008.

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

CONTRACTUAL OBLIGATIONS

As of June 29, 2008, our borrowings consisted of approximately $46.6 million of senior notes, $3.0 million of outstanding borrowings on our Cherokee Europe line of credit, $0.3 million of outstanding borrowings of short-term funds, and $0.5 million of outstanding borrowings under Cherokee China’s credit facility and line of credit.  For a more detailed discussion related to the financial instruments and obligations, see Note 6, “Debt” to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

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

The majority of the $0.3 million of scheduled deferred compensation distributions listed in the below table to be paid in the second half of 2008 were paid in July 2008. The funds for the remaining balance in this plan have been reserved and deposited into an investment account with funds that closely mirror investment funds similar to the participants’ investment selections.

The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of June 29, 2008 are as follows (in thousands):

Contractual Obligations	June 30, 2008 to December 28, 2008	2009	2010	2011	2012	Thereafter	Total
Debt-senior notes	$46,630	$—	$—	$—	$—	$—	$46,630
Operating leases	806	568	43	18	—	109	1,544
Purchase order commitments	18,853	—	—	—	—	—	18,853
1999 Europe restructuring	84	372	61	—	—	—	517
2003 Europe restructuring	134	282	260	213	167	241	1,297
Long service award	34	126	236	27	23	593	1,039
Deferred compensation	342	57	19	19	19	121	577
Advances for research and development	84	65	65	68	69	364	715
Unrecognized tax benefits	307	—	—	—	—	—	307
Total	$67,274	$1,470	$684	$345	$278	$1,428	$71,479

The long-term liability for accrued pension costs included on the condensed consolidated balance sheet is excluded from the table above. Cherokee is unable to estimate the timing of payments for these costs. During the six months ended June 29, 2008, the Company contributed approximately $0.2 million.  In 2008, the Company expects to contribute $0.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled “Recent Accounting Pronouncements” contained in Note 2 of the Notes to Condensed Consolidated Financial Statements under Item 1. “Financial Statements.”

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at June 29, 2008.

We had no variable rate debt outstanding at June 29, 2008. However, any debt we incur under the Credit Facility and the Cherokee Europe line of credit will bear interest at a variable rate. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

The functional currency for our European operations is the Euro. We are, therefore, subject to a certain degree of market risk associated with changes in foreign currency exchange rates. This risk is mitigated by the fact that our revenues and expenses are generally both transacted in Euros, thereby reducing the risk of foreign currency exchange rate fluctuation on our European operations. The net effect on our operating income for foreign currency exchange rate fluctuations for the six months ended June 29, 2008, was a $0.3 million decrease in our income. Historically, we have not actively engaged in exchange rate-hedging activities.

Item 4T.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. As described below, we have identified material weaknesses and significant deficiencies in our internal control over financial reporting as of December 30, 2007, and as of June 29, 2008, these material weaknesses and significant deficiencies have not been fully remediated.

As a result, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of June 29, 2008, our disclosure controls and procedures were not effective.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Since the Company conducted its assessment of the effectiveness of our internal control over financial reporting as of December 30, 2007, our management has implemented some changes to its internal control over financial reporting in response to the following material weaknesses that were identified as of December 30, 2007, as described below:

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

The Company has completed its development and implementation of IT interface solutions for key activities in China. The company will now begin to focus on determining what IT solutions will be required for our other locations.  Until this is completed, the Company will continue to supplement these technical IT solutions with additional staffing and internal monitoring procedures.

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

•     Due to personnel changes, the Company expects to rely on outside professionals for a significant portion of its SOX compliance review.  During the second quarter, we engaged Grant Thornton to assist the Company in its SOX compliance.  Initial planning has begun and preliminary fieldwork is now expected to begin in the third quarter of 2008.

•     An improved consolidated reporting package is now provided to corporate management and significant items are being reviewed with local management.

SOX Compliance

As a non-accelerated filer, 2007 marked the first year of SOX compliance for the Company. The Company completed an internal assessment of controls. While the vast majority of the Company’s controls were operating properly, the Company did identify control deficiencies for remediation. The corporate office worked closely with the site accounting personnel to remediate these deficiencies. The vast majority of the deficiencies were remediated during 2007, but some did remain at year end. While efforts to remediate these deficiencies have continued into 2008, management assessed the remaining deficiencies to determine if any additional material weakness existed. The Company concluded that none of the open deficiencies at 2007 fiscal year end could result in a material weakness, but did believe that one could be classified as a significant deficiency. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit the attention of those responsible for oversight over the Company’s financial reporting. Since the Company conducted its assessment of the effectiveness of our internal control over financial reporting as of December 30, 2007, our management has implemented the following changes to its internal control over financial reporting in response to the significant deficiencies that were identified as of December 30, 2007, as described below:

1)    Inadequate fixed asset management systems and procedures

During the second quarter, the Company implemented new IT system controls that we believe will remediate the inadequate controls over shipping cutoffs which was identified as a significant deficiency during 2007 SOX compliance.  Remediation efforts on the fixed asset systems are expected to continue over several periods.  The issues of IT systems, people and process are interrelated and difficult to separate. Striking the optimum balance between improved process, better trained and supervised staff and mission critical IT improvements is essential for success.

The Company is committed to remediating all material weaknesses and significant deficiencies presently identified and any additional deficiencies that may be identified in the future.

In connection with the Company’s filing of its financial statements for its fiscal year ending December 28, 2008, the Company’s internal control over financial reporting will not be subject to attestation by the Company’s registered public accounting firm due to the deferral of the effective date of these requirements. This date has been delayed for non-accelerated filers; the provision will now apply to fiscal years ending on or after December 15, 2009.

Changes in Internal Control Over Financial Reporting

Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during our second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 29, 2008, we were not a party to any other material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

Item 1A.   Risk Factors

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2007, as set forth below. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this Quarterly Report on Form 10-Q. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occurs, our business, financial condition or operating results could be harmed substantially.

Risks Relating to Our Company and Industry

We are substantially dependent upon sales to a relatively small group of customers. The loss of one or more major customers, or the discontinuation or modification of these customers’ products, could materially and adversely affect the results of our operations.

Our top ten customers accounted for approximately 50% of our net sales for the six months ended June 29, 2008 and approximately 50% of our net sales for the year ended December 30, 2007. In addition, one customer accounted for more than 10% of net sales in the six months ended June 29, 2008 and for the year ended December 30, 2007. The loss of any of our major customers could have a material adverse effect on our financial condition or results of operations. We do not have long-term contracts with our customers, and our customers use alternative power supply providers for some or all of their products. We may not be able to maintain our customer relationships, and our customers may reduce or cancel their purchase orders, purchase power supplies elsewhere or develop relationships with additional providers of power supplies, any of which could adversely affect our financial condition or results of operations. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results. Prior to, or at the end of, a product’s life cycle, any of our customers may decide to discontinue or modify any of its products. In that event, the customer may no longer have a need for our products or may choose to integrate a competitor’s power supply into the customer’s new or modified product. The resulting loss of revenues could also adversely affect our financial condition or results of our operations.

Failure by our customers or us to keep up with rapid technological change in the electronic equipment industries could result in reduced sales for us.

Many of our existing customers are in the electronic equipment industries, especially wireless infrastructure and networking, and produce products that are subject to rapid technological change, obsolescence and large fluctuations in world-wide product demand. These industries are characterized by intense competition and end-user demand for increased product performance at lower prices. We may not be able to properly assess developments in the electronic equipment industries or identify product groups or customers with the potential for continued and future growth. Factors affecting the electronic equipment industries, in general, or any of our major customers or their products, in particular, could have a material adverse effect on our financial condition or results of operations. For instance, as a provider of power supplies to OEMs in the electronic equipment industries, our sales are dependent upon the success of the underlying products of which our power supplies are a component. We have no control over the demand for or success of these products. If our customers’ products are not well received by, or if demand for their products fails to develop among end-users, our customers may discontinue or modify the product or reduce the production of the product. Any of these events could lead to the cancellation or reduction of orders for our power supplies that were previously made or anticipated, which could materially adversely affect our financial condition or results of operation. See “Cancellations, reductions or delays in customers’ orders or commitments, or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations” for more information. The markets for our products are characterized by rapidly changing technologies, increasing customer demands, evolving industry standards, frequent new product introductions and shortening product life cycles. Generally, our customers purchase our power supplies for the life cycle of a product, which can range anywhere from two to fifteen years. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and cost, as well as the accurate anticipation of technological and market trends. As the lifecycle of our customers’ products shorten, we will be required to bid on contracts for replacement or next generation products to replace revenues generated from discontinued products more frequently.

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

We do not obtain long-term purchase orders or commitments from our customers and customers may generally cancel, reduce or postpone orders or commitments. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. For example, our entire $54.1 million backlog as of June 29, 2008 was subject to cancellation upon the payment by our customers of cancellation fees that vary depending on individual purchase orders. We also enter into certain warehousing arrangements with some of our customers, whereby we agree to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery and title has passed. We may not be able to replace cancelled, delayed or reduced orders or commitments in a timely manner or at all and in some instances may need to write-off inventory. Significant or numerous cancellations, as well as reductions or delays in orders or commitments, including as a result of delays in or the failure to take delivery of products that are subject to such arrangements, by a customer or group of customers, could materially adversely affect our financial condition or results of operations.

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

We have manufacturing operations located in Europe, India, and China. We may expand our operations into other foreign countries in the future. In addition, international sales have been, and are expected to continue to be, an important component of our total sales. International sales represented 53% of our net sales for the year ended June 29, 2008 and 50% of our net sales for the year ended December 30, 2007. Our manufacturing operations and international sales are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. For example, our European Division (Cherokee Europe) has two restructuring plans in place. The first one (the 1999 Europe restructuring) was inherited by us in 2000 when we purchased this division from Panta Electronics, and the second (the 2003 Europe restructuring) was implemented in 2003 by us.

Both of these plans were significantly impacted by local labor laws and union labor negotiations, and required termination benefits. When we acquired Cherokee Europe in 2000, we inherited a liability of approximately $2.2 million to be paid through 2010 as a result of the 1999 Europe restructuring. When we implemented the 2003 Europe restructuring, we recorded a $4.5 million expense to be paid through 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Other risks affecting our international operations include:

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

Although we transact business primarily in U.S. dollars, a portion of our sales and expenses, including labor costs, are denominated in the Indian rupee, the Chinese renminbi (“RMB”), the Euro and other European currencies. For the six months ended and the year ended June 29, 2008 and December 30, 2007, net sales in Europe accounted for 33% and 35% of our net sales, respectively. Declines in the value of the U.S. dollar relative to the Euro impacted our revenue, cost of goods sold and operating margins for these periods and resulted in foreign currency transaction gains and losses. Foreign currency translation gains or losses recorded in other comprehensive income, a component of equity, for the six months ended June 29, 2008 and for the year ended December 30, 2007 were a gain of $0.7 million and a gain of $1.2 million, respectively. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future.

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

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. Fluctuations in customer needs, cancellations, reductions and delays in orders and commitments may cause our quarterly results to fluctuate. See the risk factor above entitled “Cancellations, reductions or delays in customers’ orders or commitments or an increase in the number of warranty product returns could have a material adverse impact on our financial condition and results of operations.” Variations in volume production orders and in the mix of products sold by us have also significantly affected sales and gross profit. Sales are generally impacted by a combination of these items and may also be affected by other factors. These factors include:

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

At June 29, 2008, we had $46.6 million of 5.25% senior notes outstanding, and we had in place a $7.5 million senior revolving credit facility (with no amounts outstanding) that is subject to a borrowing base comprised of eligible accounts receivable. Our outstanding indebtedness, including our 5.25% senior notes and any debt incurred pursuant to the senior revolving credit facility, is secured by substantially all of our assets.

Cherokee Europe maintains a working capital line of credit of approximately $4.8 million with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which is denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requires Cherokee Europe to maintain a certain specific minimum solvency ratio, and is cancelable at any time. In November 2007, ING Belgie NV restricted the Company from transferring funds from Europe to the US in the form of management and dividend fees. As of June 29, 2008, Cherokee Europe had $3.0 million of outstanding borrowings under the line of credit.

Cherokee China entered into a loan contract in January 2007 with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $4.0 million, expressed as RMB 28.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. The cash from these deposits made into our bank account are not restricted from our usage of these funds. As of June 28, 2008, Cherokee China had $0.5 million of outstanding borrowings under the line of credit and was in compliance with all covenants.

We may need to incur additional debt to continue to grow our business in the future. The agreements governing our debt contain a number of covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends. As of June 29, 2008, we were in compliance with our covenants set forth in the agreements.

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

Negative or declining economic conditions can increase our exposure to our customers’ credit risk. In particular, sales to larger customers are sometimes made through contract manufacturers that do not have the same resources as those customers. Additionally, if one of our major customers experienced financial difficulties, losses could be in excess of our current allowance. At June 29, 2008, one of our customers accounted for approximately 9.7% of our total net receivables and at December 30, 2007, another one of our customers accounted for 10.9% of our total net receivables. For the periods ended June 29, 2008, and December 30, 2007, our accounts receivable write-offs amounted to less than 1% of our net accounts receivable balance. In the event our customers or those contract manufacturers experience financial difficulties and fail to meet their financial obligations to us, or if our recorded bad debt provisions with respect to receivables obligations do not accurately reflect future customer payment levels, we could incur additional write-offs of receivables that are in excess of our provisions, which could have a material adverse effect on our operations and financial condition.

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

Our Common stock is listed on the NASDAQ Global Market. In order to maintain that listing we must satisfy certain periodic reporting requirements under Marketplace Rule 4310(c) (14). If we fail to file our Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K timely, NASDAQ could delist our common stock from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, the price of our common stock and the ability of our stockholders to trade in our common stock would be adversely affected. In addition, such delisting could adversely affect our ability to obtain financing and could result in the loss of confidence by our investors, suppliers and employees.

Item 4.   Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders, held June 17, 2008, there were 16,759,477 shares, or 86.15% of the 19,453,557 shares outstanding and entitled to vote, represented either in person or by proxy.  Two proposals were presented to a vote of stockholders:

Proposal 1.   To elect seven members to the board of directors, each to serve until the next annual meeting of stockholders and until his or her successor has been elected and qualified.  All nominees were elected.

Name of Director	Position	Total Number of Votes Cast For	Total Number of Votes Withheld
Raymond Meyer	Chairman of the Board	16,712,604	46,873
Jeffrey Frank	President, CEO and Director	16,720,026	39,451
John Michal Conaway	Director	16,720,628	38,849
Clark Michael Crawford	Director	16,720,026	39,451
Daniel Lukas	Director	16,720,026	39,451
Larry Schwerin	Director	16,712,304	47,173
Edward Phillip Smoot	Director	16,712,304	47,173

There were no broker non-votes and abstentions.

On June 17, 2008, Daniel Lukas resigned from the board of directors of Cherokee International Corporation (the “Company”). Mr. Lukas’ decision to resign was based on his decision to leave GSC Partners, a significant stockholder of the Company and not the result of any disagreement relating to the Company’s operations, policies or practices.

Proposal 2.  To ratify the selection of Mayer Hoffman McCann P.C. as our independent auditors for the fiscal year ending December 28, 2008.

Voting to adopt were 16,724,821 shares. Voting against the adoption were 4,793 shares. There were no broker non-votes. Abstentions totaled 29,863 shares.

Item 6.   EXHIBITS

EXHIBIT INDEX

Exhibits have heretofore been filed with the SEC and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Cherokee International Corporation.(1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation.(1)
4.1	Specimen certificate for shares of common stock, par value $0.001 per share.(3)
4.2	Indenture, dated as of November 27, 2002, between Cherokee International Corporation, as issuer, and U.S. Bank, N.A., as trustee, relating to the 5.25% Senior Notes due 2008.(2)
4.3	Form of 5.25% Senior Notes due 2008.(2)
*10.1	Transaction Bonus Agreement, dated April 14, 2008, between Cherokee International Corporation and Jeffrey M. Frank.(4)
*10.2	Transaction Bonus Agreement, dated April 14, 2008, between Cherokee International Corporation and Linster W. Fox.(4)
*10.3	Transaction Bonus Agreement, dated April 14, 2008, between Cherokee International Corporation and Mukesh Patel.(4)
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President of Finance, Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)                                  Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 30, 2008, filed by the Registrant on May 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INTERNATIONAL CORPORATION

Date: August 12, 2008	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)