Form 10-Q
period 2008-09-28
CHEROKEE INTERNATIONAL CORP
filed 2008-11-12
CIK 1090069

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares Outstanding as of October 31, 2008
Common Stock, par value $0.001 per share	19,475,892 shares

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	September 28, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,301	$8,484
Accounts receivable, net of allowance for doubtful accounts of $280 and $297 at September 28, 2008 and December 30, 2007, respectively	29,579	31,237
Inventories, net	29,395	28,021
Prepaid expenses and other current assets	1,509	1,583
Deferred income taxes	—	363
Total current assets	75,784	69,688

Property and equipment, net	17,540	19,194
Deposits and other assets	1,126	1,515
Deferred financing costs, net of accumulated amortization of $580 and $494 at September 28, 2008 and December 30, 2007, respectively	—	86
Deferred income taxes-long-term portion	—	1,257
Goodwill	—	1,120
Total Assets	$94,450	$92,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,825	$15,140
Accrued liabilities	4,732	4,667
Accrued compensation and benefits	6,983	6,876
Accrued restructuring costs	410	431
Other short-term borrowings	198	—
Borrowings under revolving line of credit	3,796	3,395
Current debt	24,485	24,485
Current debt payable to affiliates	22,145	22,145
Total current liabilities	78,574	77,139

Other long-term liabilities	4,212	4,534
Total Liabilities	82,786	81,673

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock: $0.001 par value; 60,000,000 shares authorized; 19,475,892 and 19,453,557 shares issued and outstanding at September 28, 2008 and December 30, 2007, respectively	19	19
Paid-in capital	186,789	186,035
Accumulated deficit	(178,754)	(178,323)
Accumulated other comprehensive income	3,610	3,456
Total stockholders’ equity	11,664	11,187
Total Liabilities and Stockholders’ Equity	$94,450	$92,860

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$36,402	$30,401	$111,689	$89,995
Cost of sales	27,170	24,670	82,481	72,996
Gross profit	9,232	5,731	29,208	16,999
Operating expenses:
Engineering and development	2,618	2,561	8,299	8,040
Selling and marketing	1,682	1,510	5,517	5,247
General and administrative	4,152	2,660	11,141	9,177
Goodwill impairment	—	—	1,120	—
Restructuring costs	—	—	—	155
Total operating expenses	8,452	6,731	26,077	22,619
Operating income (loss)	780	(1,000)	3,131	(5,620)
Interest expense	(707)	(707)	(2,166)	(2,084)
Gain on sale of Mexico Facility building	—	—	—	430
Other income (loss), net	66	(23)	305	291
Income (loss) before income taxes	139	(1,730)	1,270	(6,983)
Income tax provision (benefit)	13	(421)	1,701	(1,999)
Net income (loss)	$126	$(1,309)	$(431)	$(4,984)
Net income (loss) per share:
Basic	$0.01	$(0.07)	$(0.02)	$(0.26)
Diluted	$0.01	$(0.07)	$(0.02)	$(0.26)
Weighted average shares outstanding:
Basic	19,476	19,414	19,465	19,371
Diluted	19,480	19,414	19,465	19,371

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income (loss)	$126	$(1,309)	$(431)	$(4,984)
Other comprehensive income (loss):
Foreign currency translation adjustments	(517)	567	154	865
Comprehensive loss	$(391)	$(742)	$(277)	$(4,119)

See notes to condensed consolidated financial statements.

CHEROKEE INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(431)	$(4,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,044	2,397
Goodwill impairment	1,120	—
Gain on sale of property and equipment	—	(430)
Amortization of deferred financing costs	86	97
Stock-based compensation	707	589
Deferred income taxes	1,650	—
Net change in operating assets and liabilities:
Accounts receivable, net	1,562	2,385
Inventories, net	(1,457)	(834)
Prepaid expenses and other current assets	71	1,180
Deposits and other assets	388	(77)
Accounts payable	737	(1,200)
Accrued liabilities and restructuring costs	(508)	(3,647)
Accrued compensation and benefits	136	(95)
Accrued interest payable	555	636
Other long-term liabilities	(287)	(624)
Net cash provided by (used in) operating activities	6,373	(4,607)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(417)	(2,152)
Proceeds from sale of property and equipment	—	1,229
Net cash used in investing activities	(417)	(923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other short-term borrowings, net	296	286
Borrowings on revolving lines of credit, net	417	3,308
Net proceeds from employee stock purchases and the exercise of stock options	47	231
Net cash provided by financing activities	760	3,825
Effect of exchange rate changes on cash	101	133
Net increase (decrease) in cash and cash equivalents	6,817	(1,572)
Cash and cash equivalents, beginning of period	8,484	8,881
Cash and cash equivalents, end of period	$15,301	$7,309
SUPPLEMENTAL INFORMATION
Cash paid during the period for interest	$1,541	$1,330
Cash paid during the period for income taxes	$299	$239

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

Results of operations for the three and nine months ended September 28, 2008 and September 30, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 28, 2008 (“fiscal 2008”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 30, 2007, included in the Company’s Annual Report on Form 10-K (File No. 000-50593) filed on March 28, 2008.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

On November 1, 2008, the $46.6 million aggregate principal amount outstanding under our 5.25% Senior Notes became due and payable.  As previously disclosed, the Company did not have sufficient cash available to repay this indebtedness.  The Company made the interest payment due on November 1 but was unable to pay the principal amount outstanding at maturity and a payment default occurred.  As a result of the payment default, in addition to the aggregate principal amount outstanding under the Senior Notes, the Company is required to pay interest on overdue principal at the default rate of 6.25% per annum. It is anticipated that the previously announced merger (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of September 24, 2008 (the “Merger Agreement”), by and among Lineage Power Holdings, Inc., a Delaware corporation (“Parent”), Birdie Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Lineage (“Merger Sub”), and the Company, as the agreement may be amended from time to time, will close on or about November 21, 2008, after stockholders vote on the Merger at the Special Meeting of Stockholders to be held on November 18, 2008.  As a result of the Merger, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Lineage, the Senior Notes will remain an obligation of the Company.  The Company anticipates that the outstanding amounts due and payable under the Senior Notes, together with default interest on overdue principal, will be paid in full at or after the closing of the Merger.  If the Merger fails to be consummated we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of our assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operation and our ability to continue as a going concern. There can be no assurance that any refinancing or sale of assets would be available on satisfactory terms, if at all, or that the Company would be able to continue as a going concern.  Accordingly, if the Merger fails to be consummated, the Company could be forced to file for bankruptcy protection and thereby reorganize or liquidate its assets, resulting in material adverse consequences for the Company’s stockholders, creditors and employees.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Pending Merger with Lineage Power Holdings, Inc.

As described above, on September 24, 2008, the Company entered into the Merger Agreement with Parent andMerger Sub, pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the Merger as the surviving corporation and a wholly owned subsidiary of Parent.  The Company’s board of directors has unanimously approved the adoption of the Merger Agreement and the Merger and has recommended that the Company’s stockholders approve and adopt the Merger Agreement.

Pursuant to the Merger Agreement, upon consummation of the Merger:  (1) each issued and outstanding share of common stock of the Company (the “Shares”), other than Shares owned by the Company, Parent, Merger Sub or any wholly owned subsidiary of the Company, Parent or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be cancelled and converted into the right to receive $3.20 in cash, without interest ; (2) each unexercised stock option that is outstanding at the effective time of the Merger (whether or not then vested) will be cancelled and converted into the right to receive an amount in cash (subject to applicable withholding taxes) equal to (x) the excess, if any, of $3.20 per share over the per share exercise or purchase price of such outstanding stock option, multiplied by (y) the number of shares of common stock underlying such stock option; and (3) shares of common stock purchased under the Company’s Employee Stock Purchase Program will be cancelled and converted into the right to receive $3.20 per share.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants: (1) to, during the interim period between the execution of the Merger Agreement and consummation of the Merger, carry on its business in the usual, regular and ordinary course in the same manner as previously conducted; (2) not to engage in certain kinds of transactions during such period; and (3) to cause a stockholder meeting to be held to consider approval of the Merger and the other transactions contemplated by the Merger Agreement.

Additionally, the Company has agreed not to (1) solicit, initiate or encourage proposals relating to alternative business combination transactions or (2) subject to certain exceptions, enter into discussions concerning alternative business combination transactions.  In addition, the Merger Agreement may be terminated by the Company and Parent under certain circumstances, including by the Company if its board of directors determines in good faith that it has received an unsolicited bona fide “superior proposal,” as defined in the Merger Agreement, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, the Company must pay a fee of $2,500,000 to Parent.  The Company may also be required to pay Parent a fee of $2,500,000 under other specified circumstances in connection with a termination of the Merger Agreement.

Consummation of the Merger is subject to the satisfaction or waiver (if applicable) of a number of conditions, including: (1) approval of the Company’s stockholders; (2) subject to certain exceptions, the absence of a material adverse effect with respect to the Company during the interim period between the execution of the Merger Agreement and consummation of the Merger; (3) expiration of the waiting period and approval under any applicable antitrust laws; and (4) no restraints of any governmental entity prohibiting the consummation of the Merger.  In addition, each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party, subject to a material adverse effect condition, and material compliance of the other party with its covenants.

In connection with the Merger Agreement, certain stockholders of the Company with controlling voting power of approximately 50.3% of the Shares have entered into a voting agreement with Parent, Merger Sub and the Company (the “Voting Agreement”) pursuant to which those stockholders have agreed to vote in favor of the transactions contemplated by the Merger Agreement and not to transfer their shares except under certain circumstances.  The Voting Agreement will terminate upon any termination of the Merger Agreement.

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

Stock-Based Compensation

In December 2004, SFAS 123R, Share-Based Payment, was issued. SFAS 123R is a revision of SFAS 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements. The Company was required to adopt SFAS 123R effective on January 2, 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

SFAS 123R permits the use of either the Black-Scholes model or a “lattice” model.  The Company used the Black-Scholes standard option-pricing model to measure the fair value of stock options granted to employees and nonemployees prior to its adoption of SFAS 123R and continued its use thereafter.

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

The Company adopted SFAS 123R on January 2, 2006 using the “modified prospective” method as permitted by SFAS 123R. Under this transition method, stock compensation cost recognized beginning in the first quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted subsequent to February 25, 2004 and prior to January 1, 2006 but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated. At the date of the adoption, the unamortized expense for options issued prior to January 2, 2006 was $2.3 million, which will be amortized as stock compensation costs through December 2010. Stock-based compensation costs expensed during the quarters ended September 28, 2008 and September 30, 2007, were $0.2 million and $0.2 million, respectively. During the nine months ended September 28, 2008 and September 30, 2007, the costs recorded were $0.7 million and $0.6 million, respectively.

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

The following weighted-average assumptions were used to estimate the fair value of options granted during the three- and nine-month periods ended September 28, 2008 and September 30, 2007, using the Black-Scholes option pricing formula.

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	67.1%	54.7%	61.5%	54.8%
Risk-free interest rate	3.85%	4.59%	3.99%	4.97%
Expected lives	6.25 years	6.25 years	6.25 years	6.25 years
Forfeiture rates	10.65% - 24.78%	11.74% - 21.88%	10.65% - 24.78%	11.74% - 21.88%

The following table summarizes the Company’s activities with respect to its stock option plans for the nine months ended September 28, 2008 as follows:

Options	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	2,791,579	$5.97	7.49	$—
Granted	70,000	$2.33	9.69	$45,700
Exercised	—	$—	—	$—
Forfeited	(246,653)	$6.97	6.05	$—
Outstanding at September 28, 2008	2,614,926	$5.78	6.87	$46,625
Vested and expected to vest in the future at September 28, 2008	2,401,996	$5.90	6.72	$26,720
Exercisable at September 28, 2008	1,591,601	$6.70	6.04	$387

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

In accordance with SFAS 148, and as required by SFAS 123R, the required pro forma disclosure for options granted in periods prior to adoption of SFAS 123R is shown below (in thousands except per share amounts):

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income (loss), as reported	$126	$(1,309)	$(431)	$(4,984)
Stock-based employee compensation related to stock options included in net income (loss), as reported, net of tax	—	—	—	—
Total stock-based employee compensation expense determined under the fair value based method for all awards (under provisions of APB 25), net of tax (a)	—	(96)	(40)	(286)
Net income (loss)—pro forma	$126	$(1,405)	$(471)	$(5,270)
Net income (loss) per share, as reported:
Basic	$0.01	$(0.07)	$(0.02)	$(0.26)
Diluted	$0.01	$(0.07)	$(0.02)	$(0.26)
Pro forma net income (loss) per share:
Basic	$0.01	$(0.07)	$(0.02)	$(0.27)
Diluted	$0.01	$(0.07)	$(0.02)	$(0.27)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under FASB Statement No. 123 (Revised), Share-Based Payment. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for years beginning after November 15, 2008. The Company adopted SFAS 157 on December 31, 2007, and the impact of this adoption on our financial position and results of operations was immaterial.

In October 2008, FASB issued Staff Position No. FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective October 10, 2008 and for prior periods for which financial statements have not been issued.  The adoption of FSP 157-3 did not have a material impact on our results of operations or our financial position.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These pronouncements are required to be adopted concurrently and are effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited; thus the provisions of these pronouncements will be effective for us in fiscal year 2009. We do not have any minority interests. We do not expect the adoption of SFAS 141(R) and SFAS 160 to have a material effect on our financial position or results of operations.

In December 2007, the SEC published SAB 110, Share-Based Payment. The interpretations in SAB 110 express the SEC staff’s views regarding the acceptability of the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of share options in accordance with FASB Statement No. 123 (Revised), Share-Based Payment. The use of the simplified method requires our option plan to be consistent with a “plain vanilla” plan and was originally permitted through December 31, 2007 under SAB 107. SAB 110 was effective for the Company beginning December 31, 2007. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

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

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

Inventories

Inventories are valued at the lower of weighted average cost or market. Inventory costs include the costs of material, labor and manufacturing overhead and consist of the following, net of reserve for surplus and obsolescence (in thousands):

	September 28, 2008	December 30, 2007
Raw material	$16,933	$16,547
Work-in-process	4,578	4,696
Finished goods	7,884	6,778
Inventories, net	$29,395	$28,021

As of September 28, 2008 and December 30, 2007, the reserve for excess inventory and obsolescence was $2.9 million and $3.1 million, respectively, including management’s assessment of reserves for surplus and obsolescence for non-compliant material related to the Restriction of Hazardous Substances in Electrical and Electronic Equipment directive.

The following are two European Economic Community (“EEC”) directives that are having an effect on the entire electronics industry, including the Company:

(1)  Restriction of Hazardous Substances in Electrical and Electronic Equipment, more commonly known as RoHS. This European directive bans the use of certain elements that are commonly found in components used to manufacture electrical and electronic assemblies. This directive became effective on July 1, 2006. The Company began manufacturing compliant products in 2006 and continues to work actively with its customers to ensure compliance. The Company is focused on consuming all non-compliant materials on-hand within a reasonable period. However, the Company may have to dispose of non-compliant materials in the future, which could adversely affect the financial performance of the Company. There is also a risk of fines associated with non-compliance with the RoHS directive; however, the Company is not aware of any specific potential fines, and the Company anticipates complying with all provisions of this legislation.

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

As of September 28, 2008, the Company does not foresee any material estimated capital expenditures for environmental remediation or related costs to its manufacturing facilities in the future.

3.      INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. In accordance with SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting and their tax basis, and carry-forwards to the extent they are realizable.  A deferred tax provision or benefit results from the net change in deferred tax assets and liabilities during the period.  A valuation allowance is recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.  As of December 30, 2007 and September 28, 2008, deferred tax assets included $27.8 million relating to a tax basis step up from a re-capitalization transaction in 1999 and $22.8 million of net operating loss carry-forwards.  The Company has recorded a valuation allowance against all of its deferred tax assets.

Provision (benefit) for income taxes for the three months ended September 28, 2008 and the comparable period of September 30, 2007, was less than $0.1 million in provision, and $0.4 million in benefit, respectively.   Income taxes for the nine months ended September 28, 2008 and the comparable period of September 30, 2007, was $1.7 million in provision and $2.0 million in benefit for income taxes, respectively.  The provision for the nine months ended September 28, 2008 is higher by $3.7 million than the comparable period of September 30, 2007 due to the recording of a valuation allowance against the Company’s European deferred tax assets as a discrete event in the quarter ended June 29, 2008 equal to $1.6 million.  Based on available evidence, management can not conclude it is more likely than not that the deferred tax assets will be realizable.

Provision (benefit) for income taxes for the three and nine months ended September 28, 2008 was calculated using an effective tax rate of less than one percent for the full fiscal year in addition to the valuation allowance recorded as a discrete event in the quarter ended June 29, 2008.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of adoption, the Company recognized a cumulative effect adjustment of less than $0.1 million to the January 1, 2007 accumulated deficit balance.

As of September 28, 2008, we have approximately $0.3 million of gross unrecognized tax benefits, of which $0.3 million would reduce our effective tax rate if recognized.  The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The tax years 2000 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. The Company is currently under examination in India for certain years between 2000 and 2005 and Belgium for years 2005 and 2006.  The Company does not believe the amount of unrecognized tax benefits as of September 28, 2008 will significantly increase or decrease within the next twelve months.

United States income taxes are not provided on undistributed earnings from certain foreign subsidiaries. Those earnings are considered to be permanently re-invested in accordance with the Accounting Principles Board (APB) Opinion 23.

4.      NET INCOME (LOSS) PER SHARE

In accordance with SFAS 128, Earnings Per Share, basic income (loss) per share is based upon the weighted average number of common shares outstanding. For the quarter ended September 28, 2008, 2,610,877 shares subject to outstanding stock options were excluded from the calculation of diluted income (loss) per share as their exercise prices would render them anti-dilutive. For the nine months ended September 28, 2008, stock options to purchase 2,614,926 shares of our common stock were excluded from the calculation of diluted income (loss) per share as their effect would have been anti-dilutive due to the net loss for the period. For the quarter and nine months ended September 30, 2007, stock options to purchase 2,811,579 shares of our common stock were excluded from the calculation of diluted income (loss) per share as their effect would have been anti-dilutive due to the net loss for the periods. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income (loss)	$126	$(1,309)	$(431)	$(4,984)
Shares:
Weighted-average common shares outstanding—basic	19,476	19,414	19,465	19,371
Effect of dilutive securities:
Stock options	4	—	—	—
Weighted-average common shares outstanding—diluted	19,480	19,414	19,465	19,371
Net income (loss) per share:
Basic	$0.01	$(0.07)	$(0.02)	$(0.26)
Diluted	$0.01	$(0.07)	$(0.02)	$(0.26)

5.                  DEFERRED FINANCING COSTS

The Company capitalizes costs directly related to financing agreements and certain qualified debt restructuring costs, and amortizes these costs as additional interest expense over the terms of the related debt.

Net deferred financing costs are comprised of the following as of September 28, 2008 and December 30, 2007 (in thousands):

	September 28, 2008	December 30, 2007
Deferred financing costs	$580	$580
Accumulated amortization	(580)	(494)
Deferred financing costs, net	$—	$86

For the quarter ended September 28, 2008, the Company wrote off $0.4 million of financing costs related to the refinancing of the Senior Notes due to mature on November 1, 2008 since the refinancing efforts were discontinued as a result of the Agreement and Plan Merger (the “Merger Agreement”) entered into with Lineage Power Holdings, Inc., a portfolio company of The Gores Group, LLC, on September 24, 2008.

6.      DEBT

Debt consists of the following at September 28, 2008 and December 30, 2007 (in thousands):

	September 28, 2008	December 30, 2007
5.25% Senior Notes, current portion	$24,485	$24,485
5.25% Senior Notes, current portion due to affiliates	22,145	22,145
Total debt	$46,630	$46,630

The debt includes the Company’s Senior Notes, which matured on November 1, 2008. Interest on the Senior Notes was payable in cash on May 1 and November 1 of each year. The Senior Notes are secured by a second-priority lien on substantially all of the Company’s domestic assets and by a pledge of 65% of the equity of certain of the Company’s foreign subsidiaries. The Company paid the November 1st interest payment of $1.2 million to the bondholders on October 30, 2008. However, the Company did not pay the principal balance due on the Senior Notes on November 1, 2008 and a payment default occurred.  As a result of the payment default, in addition to the aggregate principal amount outstanding under the Senior Notes, the Company is required to pay interest on overdue principal at the default rate of 6.25% per annum. As described under Note 2 under the heading “Going Concern,” the Company entered into the Merger Agreement with Lineage Power Holdings, Inc. on September 24, 2008.  It is anticipated that the Merger will close on or about November 21, 2008, after stockholders vote on the Merger at the Special Meeting of Stockholders to be held on November 18, 2008.  As a result of the Merger, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Lineage, the Senior Notes will remain an obligation of the Company.  The Company anticipates that the outstanding amounts due and payable under the Senior Notes, together with default interest on overdue principal, will be paid in full at or after the closing of the Merger. If the Merger fails to be consummated, the Company may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of the Company’s assets, or otherwise significantly alter the Company’s operating plan, any of which could have a material adverse effect on the Company’s business, financial condition and results of operation and the ability of the Company to continue as a going concern.  There can be no assurance that any refinancing or sale of assets would be available on satisfactory terms, if at all, or that the Company would be able to continue as a going concern.  Accordingly, if the Merger fails to be consummated, the Company could be forced to file for bankruptcy protection and thereby reorganize or liquidate its assets, resulting in material adverse consequences for the Company’s stockholders, creditors and employees.

The Company’s primary line of credit was its senior revolving credit facility with General Electric Capital Corporation (the “Credit Facility”). The Credit Facility expired on August 25, 2008.

Prior to the new factoring arrangement made on October 8, 2008, Cherokee Europe maintained a working capital line of credit of approximately $4.4 million, expressed as Euros 3.0 million, with Bank Brussels Lambert, a subsidiary of ING Belgie NV, a bank in Brussels, which was denominated in Euros, collateralized by a pledge in first and second rank over a specific amount of business assets, requiring Cherokee Europe to maintain a certain specific minimum solvency ratio and was cancelable at any time. Our access to the line was limited to $3.9 million because $0.5 million was committed to minimum guarantees on specific collections and payments. In November 2007, ING Belgie NV restricted the Company from transferring funds from Europe to the U.S. in the form of management and dividend fees. During the quarter ended September 30, 2007, Cherokee Europe borrowed $2.0 million from the line of credit with an interest rate of 6.02%, subject to changes upon quarterly renewals, which remained outstanding as of September 28, 2008. The interest rate for the second quarter of 2008 was renewed at 6.08%.  On April 28, 2008, Cherokee Europe borrowed $0.8 million, with an interest rate of 5.65%, subject to changes upon quarterly renewals, from its line of credit with ING Belgie NV. The outstanding balance on the line of credit as of September 28, 2008 was $2.8 million. As of September 28, 2008, Cherokee Europe was in compliance with all covenants.

On October 8, 2008, Cherokee Europe’s line of credit arrangement was converted into a new factoring arrangement with ING Belgie NV.  The arrangement is based on the factoring of 80% of Cherokee Europe’s current outstanding accounts receivable balances with an aging of 90 days or less at each borrowing date up to a maximum of 25% of the total assigned accounts receivables at any given time or up to a maximum of $7.3 million expressed as Euros 5.0 million. The effective interest rate of the new factoring arrangement will be Euribor plus 1% on current balances and arrears interest of 3% per month to be calculated on overdue balances, whereby any new month started shall be calculated as one complete month. There will also be a 0.08% loan fee on the outstanding accounts receivable balance at each borrowing.

In January 2008, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV. The loan arrangement is over twelve months, with monthly payments of $50,000 to be repaid by December 26, 2008. The loan bears a 6.3% interest rate. The outstanding balance as of September 28, 2008 was $0.2 million.

As described under Note 14 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” Cherokee Europe was sold to a third-party on October 18, 2008.

In January 2007, Cherokee China entered into a loan contract with Industrial and Commercial Bank of China Ltd. (“ICBC”) for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $3.6 million, expressed as RMB 25.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China.

In April 2008, Cherokee China renegotiated the borrowing capacity on its line of credit with ICBC, from RMB 25 million to RMB 28 million to reflect the increased market value of the building, with the interest rate of LIBOR plus 12%, which is effective from April 21, 2008 through April 20, 2011.  As of September 28, 2008, RMB 28.0 million was equivalent to $4.1 million in US dollars. Interest is payable monthly at a fixed rate based on the transaction date of our borrowings; the rates vary according to the specific dates and are announced by the People’s Bank of China. Beginning with its initial borrowing under the contract, Cherokee China agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. Our usage of the cash from these deposits made into our bank account is not restricted. During May 2008, Cherokee China borrowed $0.5 million on its line of credit with an interest rate of 6.8985% for the subsequent six-month period.  During August 2008, we borrowed an additional $0.5 million on the line of credit with an interest rate of 7.8435% for the subsequent twelve-month period. As of September 28, 2008, the outstanding balance on the line of credit was $1.0 million, and Cherokee China was in compliance with all of the covenants.

7.      OTHER LONG-TERM OBLIGATIONS

Other long-term liabilities consist of the following at September 28, 2008 and December 30, 2007 (in thousands):

	September 28, 2008	December 30, 2007
1999 Europe restructuring liabilities	$229	$397
2003 Europe restructuring liabilities	948	1,064
Long service award liabilities	936	910
Pension liability-SFAS 158	1,326	1,337
Deferred compensation	179	237
Advances for research & development	594	589
Total other long-term liabilities	$4,212	$4,534

Prior to the sale of Cherokee Europe, the Company had agreements with a local government agency in Belgium for funding in advances to Cherokee Europe for research and development expenses. These advances were interest free and expected to be repaid to the agency either as a percentage of the revenues generated by the products developed or through a minimum fixed amount on an annual basis.  As described under Note 14 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” Cherokee Europe was sold to a third-party on October 18, 2008.

As of September 28, 2008, the Company has a recorded liability of $0.3 million, for employee and non-employee contributions and investment activity to date under the deferred compensation plan; the current portion of $0.1 million is recorded under accrued compensation and benefits and the long-term portion of $0.2 million is recorded in other long-term liabilities.

8.      CUSTOMER CONCENTRATION

For the quarter ended September 28, 2008, one customer accounted for 15.4% of net sales, and no other customer accounted for more than 10% of net sales. For the quarter ended September 30, 2007, one customer accounted for 13.1% of net sales, and no other customer accounted for more than 10% of net sales. For the nine months ended September 28, 2008, one customer accounted for 12.5% of net sales, and no other customer accounted for more than 10% of net sales.  For the nine months ended September 30, 2007, one customer accounted for 11.6% of net sales, and no other customer accounted for more than 10% of net sales. All net sales above were from US customers; none of the sales were generated by customers under Cherokee Europe. A decision by a major customer to decrease the amount purchased from the Company or to cease purchasing the Company’s products could have a material adverse effect on the Company’s financial position and results of operations.

As of September 28, 2008, one Cherokee US customer accounted for 14.9% of net accounts receivable and no other customer accounted for more than 10% of net accounts receivable.  As of December 30, 2007, one Cherokee Europe customer accounted for 10.9% of net accounts receivable, and one Cherokee US customer accounted for 10.6% of net accounts receivable.

9.      COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnities

The Company indemnifies its directors and officers, to the maximum extent permitted under the laws of the State of Delaware, and various lessors in connection with facility leases for certain claims arising from such facility or lease. The maximum amount of potential future payments under such indemnifications is not determinable.

The Company has not incurred significant amounts related to these guarantees and indemnifications, and no liability has been recorded in the consolidated financial statements for guarantees and indemnifications as of September 28, 2008 and December 30, 2007.

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

On February 29, 2008, the Company entered into an amendment to the Company’s existing severance agreement with each of Jeffrey M. Frank, the Company’s President and Chief Executive Officer, Linster W. Fox, the Company’s Executive Vice President, Chief Financial Officer and Secretary, and Mukesh Patel, the Company’s Executive Vice President of Global Operations. These executives’ severance agreements provide for certain severance payments to be made in the event that the Company terminates the executive’s employment without cause. The amendments provide that, if severance is triggered under the executive’s severance agreement, the executive’s severance benefit will consist of a cash payment equal to two times the executive’s current base salary at the time of termination and continued medical benefits for up to two years. In the case of Mr. Patel, the amendment further amends his severance agreement to provide that if he terminates his employment with the Company for good reason within one year following a change in control event, he will be entitled to the severance benefits described above. The amendments further amend Mr. Frank’s and Mr. Fox’s severance agreements to provide that in the event the executive’s employment is terminated by the Company without cause or by the executive for any reason within two years following a change in control of the Company, or by the Company within six months prior to a change in control and such termination was in connection with the change in control, the executive will be entitled to: a cash payment equal to two times the executive’s current base salary at the time of termination; a pro rata cash payment equal to the executive’s annual bonus at the time of termination (calculated as if the Company achieved financial performance equal to that set forth in the then-most current budget approved by the Company’s board of directors); immediate vesting of all outstanding stock options; continued medical benefits for up to two years; a cash payment equal to the amount forfeited by the executive under the Company’s 401(k) or similar plan; use of an executive outplacement service in an amount not to exceed $50,000 or a lump-sum cash payment in lieu thereof; and any additional benefits then due or earned under applicable plans or programs of the Company. The severance agreements also include certain confidentiality, non-solicitation and inventions covenants in favor of the Company.

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

The amount of the transaction bonus for which each executive is eligible pursuant to his agreement varies and is tied to the net proceeds received by the selling stockholders in the company sale. Based upon information available as of the date of the recent proxy statement, the following executive officers would be entitled to the following cash payments under their respective transaction bonus agreements assuming the eligibility conditions described in the agreement are satisfied in connection with the Merger: Messrs. Frank, Fox and Patel is $1.3 million, $0.8 million and $117,000, respectively, based on a net sales price of $3.20 per share.  The agreements also contain a non-solicitation covenant in favor of the Company.  These amounts have not been accrued as of September 28, 2008 because they have not been earned, since the merger has not been consummated

SynQor

On November 16, 2007, SynQor announced that it had filed a lawsuit against several of its competitors, including the Company who was named in the complaint, for infringement of two patents relating to bus converters and/or non-isolated point of load converters used in intermediate bus architectures. The patents at issue are U.S. patents 7,072,190 and 7,272,021. The suit was filed in Federal Court in the Eastern District of Texas. The Company intends to and continues to vigorously defend this lawsuit. Although the ultimate aggregate amount of monetary liability or financial impact with respect to this lawsuit is subject to many uncertainties and is therefore not predictable with assurance, the final outcome of this lawsuit, if adverse, could have a material adverse effect on our financial position, results of operations or cash flows.

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

Assets held for sale—Mexico Facility building sold

The Company began actively searching for a buyer for the Mexico Facility building during the quarter ended October 1, 2006; however, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the related assets were not classified as assets held for sale in the condensed consolidated balance sheets prior to April 1, 2007, because the Company did not meet the criterion that “the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets,” due to our continued utilization of assets in our ongoing operations at our Mexico Facility.

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

11.    STOCK AND DEFERRED COMPENSATION PLANS

2002 Stock Option Plan

In July 2003, the Company adopted the Cherokee International Corporation 2002 Stock Option Plan (the “2002 Stock Option Plan”) under which up to 1,410,256 shares of the Company’s common stock may be issued pursuant to the grant of non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company and its subsidiaries. In connection with the adoption of the 2002 Stock Option Plan, the Company granted 1,087,327 stock options. The options typically vest over a four-year period, have a ten-year contractual life, range in exercise price from $5.85 to $10.34 per share and were granted with exercise prices at or above fair value as determined by the Company’s board of directors based on income and market valuation methodologies. In February 2004, the Company granted options to purchase 328,320 shares of common stock at an exercise price of $14.50 and terminated the 2002 Stock Option Plan. As of September 28, 2008, the Company had granted a total of 1,415,647 options to purchase shares of common stock under the 2002 Stock Option Plan, which includes options to purchase shares that were cancelled and subsequently re-granted.

2004 Omnibus Stock Incentive Plan

On February 16, 2004, the Company adopted the 2004 Omnibus Stock Incentive Plan (the “2004 Plan”), which provided for the issuance of 800,000 shares of common stock. The 2004 Plan also provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 450,000 shares or (ii) 2% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of September 28, 2008, a total of 3,315,141 shares of the Company’s common stock were reserved for issuance under the 2004 Plan. Any officer, director, employee, consultant or advisor of the Company is eligible to participate in the 2004 Plan. The 2004 Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. As of September 28, 2008, the Company had granted options to purchase 2,399,489 shares of common stock under the 2004 Plan, which included 375,589 options issued as partial compensation to non-employee directors. During the quarter ended September 28, 2008 the Company did not grant any options to purchase stock.  During the nine months ended September 28, 2008, the Company granted options to purchase 70,000 shares to non-employee directors.

2004 Employee Stock Purchase Plan

On February 16, 2004, the Company adopted the ESPP. The ESPP provides for an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 250,000 shares or (ii) 1% of the number of outstanding shares on the last day of the immediately preceding fiscal year. As of September 28, 2008, a total of 914,220 shares of common stock was reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, is implemented utilizing six-month offerings with purchases occurring at six-month intervals, with a new offering period commencing on the first trading day on or after May 15 and November 15 and ending on the last trading day on or before November 14 or May 14, respectively. The Compensation Committee of the Company’s Board of Directors oversees administration of the ESPP. Employees are eligible to participate if they are employed for at least 20 hours per week and more than 5 months in a calendar year by the Company, subject to certain restrictions.

The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or at the end of each six-month offering period. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Compensation Committee may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously issued under the ESPP. As of September 28, 2008, 258,351 shares of common stock had been issued under the ESPP.

Deferred Compensation Plan

On February 16, 2004, the Company adopted two executive deferred compensation plans for the benefit of certain designated employees and non-employee directors of the Company. The plans were amended on January 1, 2008 to comply with the regulations for nonqualified deferred compensation arrangements under Internal Revenue Code Section 409A. The plans allow participating employees and non-employee directors to make pre-tax deferrals of up to 100% of their annual base salary and bonuses, and retainer fees and meeting fees, respectively. The plans allow the Company to make matching contributions and employer profit sharing credits at the sole discretion of the Company. A participant’s interest in each matching contribution and employer profit sharing credit, if any, vests in full no later than after three years.

As of September 28, 2008, the Company has a recorded liability of $0.3 million for employee and non-employee director contributions and investment activity to date; the current portion of $0.1 million is recorded under accrued compensation and benefits and the long-term portion of $0.2 million is recorded in other long-term liabilities. As of December 30, 2007, the Company had a recorded liability of $1.4 million, of which $1.1 million was recorded under accrued compensation and benefits and the long-term portion of $0.2 million was recorded in other long-term liabilities. The Company has not provided any matching contributions under the plans.

During the nine months ended September 28, 2008, the Company paid $0.9 million of scheduled distributions to participants from the deferred compensation plan.  The Company made two partial surrenders on the insurance policies during 2008.  The first partial surrenders made were on two policies during the first quarter of 2008 in the amount of $0.4 million.  The second partial surrenders made were on all five policies for $0.3 million in October 2008.  The partial surrenders did not change the face amount of the policies.

12.    RETIREMENT PLANS

Cherokee Europe maintains a pension plan for certain levels of staff and management that include a defined benefit feature. The following represents the amounts related to this defined benefit plan for the quarter and nine months ended September 28, 2008 and September 30, 2007(in thousands):

	Quarter Ended		Nine Months Ended
Components of Net Periodic Benefit Cost	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$57	$103	$203	$280
Interest cost	86	175	305	382
Expected return on plan assets	(53)	(97)	(190)	(213)
Net periodic benefit cost	$90	$181	$318	$449

As described under Note 14 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” Cherokee Europe was sold to a third-party on October 18, 2008.

13.    GOODWILL IMPAIRMENT CHARGE

Based on our annual assessment of the fair value of our Cherokee Europe subsidiary in accordance with SFAS 142, we recorded a goodwill impairment charge of $5.2 million during the year ended December 30, 2007, to properly report goodwill at its fair value at that period in time.

Due to the decline in our European operation’s revenue volumes during the six months ended June 29, 2008, the Company performed a revised forecast for the remaining year of 2008 and the next three years.  Since our actual and future revenues were trending lower than anticipated revenues of our original business plan, the Company engaged a professional consulting firm to perform a SFAS 142 valuation and analysis study of our goodwill.  As a result of this study, an impairment charge of $1.1 million was recorded during the quarter ended June 29, 2008 due to the decrease in fair value of our Cherokee Europe subsidiary.  As of September 28, 2008 the Company no longer has any goodwill recorded. As described under Note 14 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” Cherokee Europe was sold to a third-party on October 18, 2008.

14.    SUBSEQUENT EVENT

On October 18, 2008, pursuant to an Agreement for the Sale and Purchase of All of the Issued and Outstanding Shares of Cherokee SPRL dated October 18, 2008 (the “Purchase Agreement”), Cherokee Netherlands II BV (the “Seller”), a subsidiary of the Company, sold all of the issued and outstanding shares of Cherokee Europe SPRL, a private limited liability company incorporated under Belgian law, and all of the issued and outstanding shares of Cherokee Europe SCA, a partnership limited by shares incorporated under Belgian law (together with Cherokee Europe SPRL, the “Europe Companies”), to Mr. Eric Brouwers, acting in his own name or in the name of a company in the process of incorporation under Belgian law.  Mr. Brouwers was the general manager of Cherokee’s European operations prior to the sale.  Mr. Brouwers paid 1Euro for the shares of the Europe Companies, in exchange for his agreement to purchase such shares without representations or warranties from, and without recourse to, the Seller.  The terms of the transaction were determined in arm’s-length negotiations by the parties.

Item 2.    MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon our current expectations about future events. When used in this Quarterly Report, the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and include statements in this Quarterly Report regarding the following: our expectations that cash flows will be sufficient to meeting our operating requirements for at least the next twelve months; our expectations regarding our working capital and capital expenditure requirements; and our expectations regarding the payment of our Senior Note obligations. However, these statements are subject to a number of risks and uncertainties affecting our business. You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what we expect as a result of these risks and uncertainties and other factors, which include, but are not limited to: (1) the potential delisting of the Company’s common stock from the NASDAQ Global Market, (2) changes in general economic and business conditions, domestically and internationally, (3) reductions in sales to, or the loss of, any of the Company’s significant customers or in customer capacity generally, (4) changes in the Company’s sales mix to lower margin products, (5) increased competition in the Company’s industry, (6) disruptions of the Company’s established supply channels, (7) the Company’s level of debt and restrictions imposed by its debt agreements, and (8) matters related to the proposed Merger, and (9) the additional risk factors included in Part II, Item 1A of this Quarterly Report. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, even though the Company’s situation may change in the future.

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statement and notes of the Company included above in this Quarterly Report on Form 10-Q and with the audited financial statements, footnotes and Management Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K.

OVERVIEW

Business

We are a designer and manufacturer of power supplies for OEMs. Our advanced power supply products are typically custom designed into mid- to high-end commercial applications in the computing and storage, wireless infrastructure, enterprise networking, telecom, medical and industrial markets.

We operate worldwide and as of September 28, 2008, we have facilities in Orange County, California; Bombay, India; and Shanghai, China. In March 2007, we closed our facility in Guadalajara, Mexico (the “Mexico Facility”). In May 2007, we sold our manufacturing facility in Guadalajara, Mexico and on December 12, 2007, we sold our subsidiary, Cherokee Electronica, S.A. de C.V. (“Cherokee Mexico”).

We were founded in 1978 in Orange County, California. As we expanded our business and customer base, we opened facilities in Bombay, India, Guadalajara, Mexico, and Shanghai, China and Wavre, Belgium (Europe).

On September 24, 2008, the Company and Lineage Power Holdings, Inc. (“Parent”), a portfolio company of The Gores Group, LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Parent, Birdie Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), and the Company, pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).  The Company anticipates that the majority of its stockholders will adopt and approve the Merger Agreement proposal on November 18, 2008 at a Special Meeting of Stockholders.

In addition, on October 18, 2008, pursuant to an Agreement for the Sale and Purchase of All of the Issued and Outstanding Shares of Cherokee SPRL dated October 18, 2008 (the “Purchase Agreement”), we sold all of the issued and outstanding shares of Cherokee Europe SPRL, a private limited liability company incorporated under Belgian law, and all of the issued and outstanding shares of Cherokee Europe SCA, a partnership limited by shares incorporated under Belgian law (together, “Cherokee Europe”).  See Note 14, “Subsequent Event,” in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements,” for additional information regarding the sale of the Cherokee Europe.  Because the sale of Cherokee Europe occurred following the Company’s third quarter ended September 28, 2008, the results of operations of Cherokee Europe are included in the discussion of the Company’s consolidated results of operations below.

We generate the majority of our sales in four market sectors, datacom, telecom, industrial and medical. For the quarter ended September 28, 2008, our revenues by market sector consisted of 58% datacom, 15% telecom, and 27% for the industrial and medical sectors.

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

A significant portion of our accounts receivable are concentrated in a small number of customers. A significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.  As of September 28, 2008 and December 30, 2007, our top ten customers accounted for 38% and 50% of our accounts receivables, respectively.

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

The Company adopted the provisions of FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 3, “Income Taxes,” in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements,” for additional information regarding the impact of adoption.

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

During the quarter ended June 29, 2008, the remaining balance of $1.1 million of goodwill was deemed impaired. An impairment charge was recorded due to the decrease in fair value of our Cherokee Europe subsidiary due to lower revenues than anticipated.  As of September 28, 2008, the Company no longer has any goodwill recorded.  Details are included under Note 13, “Goodwill Impairment Charge,” to the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.” See also Note 14, “Subsequent Event” to the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

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

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option pricing formula with the assumptions included in the table under “Stock-Based Compensation” in Note 2 to the accompanying Notes to Condensed Consolidated Financial Statements.  The Company uses historical data, among other factors, to estimate the expected price volatility and the expected forfeiture rate. For options granted prior to January 2, 2006, the Company used the expected option life of 5 years. For options granted following the Company’s adoption of SFAS 123R, the expected life was increased to 6.25 years using the “simplified method” under SAB 107 (an expected term based on the mid-point between the vesting date and the end of the contractual term). The options have a maximum contractual term of 10 years and generally vest as to 25% of the underlying stock on each anniversary of the date of grant, subject to accelerated vesting in the event of a change in control of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2008 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2007

NET SALES

Net sales increased by approximately 19.7%, or $6.0 million, to $36.4 million for the quarter ended September 28, 2008 from $30.4 million for the quarter ended September 30, 2007. During the quarter ended September 28, 2008, net datacom sales were higher by $7.3 million, primarily driven by new programs from previous design wins.  Telecom net sales were less by $3.9 million, primarily driven by one large triple play customer. Industrial, medical and other net sales were higher by $2.6 million from the prior period due to new customers and new programs. Overall, revenues from all of our markets were higher for the quarter ended September 28, 2008 compared to the quarter ended September 30, 2007. Included in the above increases is a $0.7 million benefit related to the foreign currency exchange rate fluctuations from our Cherokee Europe operations.

GROSS PROFIT

Gross profit increased by approximately 61.1%, or $3.5 million, to $9.2 million for the quarter ended September 28, 2008 from $5.7 million for the quarter ended September 30, 2007. Gross margin for the quarter ended September 28, 2008 increased to 25.4% from 18.9% in the prior year period.  Gross profit was higher during the quarter ended September 28, 2008 due primarily to higher net sales from new programs with better gross margins which provided better absorption of fixed costs. Gross margins were better due to increased production volumes in China, the introduction of new models which represented a positive mix and better overall volumes of products.

OPERATING EXPENSES

Operating expenses for the quarter ended September 28, 2008 increased approximately 25.6%, or $1.8 million, to $8.5 million from $6.7 million for the quarter ended September 30, 2007. As a percentage of net sales, operating expenses increased to 23.2% from 22.1% in the prior year period. The increase in operating expenses in 2008 from 2007 is as follows:

Engineering and development costs increased by $0.1 million in foreign currency exchange rate fluctuations from our Cherokee Europe operations.

Selling and marketing expense increased by $0.2 million due to an increase of $0.1 million in bonuses and commissions and $0.1 million in foreign currency exchange rate fluctuations from our Cherokee Europe operation.

General and administrative expense increased by $1.5 million due to $0.8 million of professional and legal fees related to the Merger Agreement, $0.4 million of professional and legal fees related to efforts to refinance the Senior Notes prior to entering into the Merger Agreement, $0.2 million in legal expenses related to our defense of the SynQor litigation, and $0.1 million in foreign currency exchange rate fluctuations from our Cherokee Europe operation.

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating income increased by $1.8 million to $0.8 million for the quarter ended September 28, 2008, compared to a loss of $1.0 million for the quarter ended September 30, 2007. Operating margin increased to 2.1% income from a 3.3% loss in the prior year period.

INTEREST EXPENSE

Interest expense for both quarters ended September 28, 2008 and September 30, 2007 was $0.7 million.  The interest expense is primarily related to interest payments on our $46.6 million of Senior Notes, which bear interest at 5.25% annually. As described under Notes 2 and 6 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, we made the interest payment of 5.25% due on November 1 but we were unable to pay the principal amount outstanding at maturity and a payment default occurred. The default interest rate as of November 1, 2008 until the Senior Notes are paid is 6.25% (5.25% interest rate plus a premium of 1%). As described under Note 2 under the heading “Going Concern,” the Company entered into the Merger Agreement with Lineage on September 24, 2008.  It is anticipated that the Merger will close on or about November 21, 2008, after stockholders vote on the Merger at the Special Meeting of Stockholders to be held on November 18, 2008.  As a result of the Merger, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Lineage, the Senior Notes will remain an obligation of the Company.  The Company anticipates that the outstanding amounts due and payable under the Senior Notes, together with default interest on overdue principal, will be paid in full at or after the closing of the Merger. If the Merger fails to be consummated, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operation and our ability to continue as a going concern. There can be no assurance that any refinancing or sale of assets would be available on satisfactory terms, if at all, or that the Company would be able to continue as a going concern.  Accordingly, if the Merger fails to be consummated, the Company could be forced to file for bankruptcy protection and thereby reorganize or liquidate its assets, resulting in material adverse consequences for the Company’s stockholders, creditors and employees.

INCOME TAXES

Provision (benefit) for income taxes for the quarter ended September 28, 2008 and the comparable period of September 30, 2007, was less than $0.1 in million provision, and $0.4 million in benefit, respectively. The provision for the quarter ended September 28, 2008 is higher by $0.5 million than the comparable period of September 30, 2007. The benefit from the comparable period of September 30, 2007 was primarily a result of the European operating loss.  Based on available evidence, management can no longer conclude that it is more likely than not that the Company will realize its deferred tax assets.  No benefit was recognized for the European operating loss for the quarter ended September 28, 2008.

NET INCOME (LOSS)

As a result of the factors discussed above, we recorded net income of $0.1 million for the quarter ended September 28, 2008, compared to a net loss of $1.3 million for the quarter ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

NET SALES

Net sales increased by approximately 24.1%, or $21.7 million, to $111.7 million for the nine months ended September 28, 2008 from $90.0 million for the nine months ended September 30, 2007.  During the nine months ended September 28, 2008, datacom sales were higher by $12.3 million, primarily driven by new programs from previous design wins, net telecom sales were higher by $1.6 million, primarily driven by one large triple play customer and industrial, medical and other net sales were higher by $7.8 million due to new customers and new programs. Overall, revenues from all of our markets were higher for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. Included in the above increases is a $4.0 million benefit related to foreign currency exchange rate fluctuations from our Cherokee Europe operations.

GROSS PROFIT

Gross profit increased by approximately 71.8%, or $12.2 million, to $29.2 million for the nine months ended September 28, 2008 from $17.0 million for the nine months ended September 30, 2007. Gross margin for the nine months ended September 28, 2008 increased to 26.2% from 18.9% in the prior year period.

The increase in gross profit for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007 was primarily related to overall higher revenues this year which provided better absorption of fixed costs. Gross margins were better due to increased production volumes in China, the introduction of new models and better overall volumes of products.

Included in the increase in gross profit for the nine months ended September 28, 2008 is $0.5 million of foreign currency exchange rate fluctuations related to our Cherokee Europe operations.

OPERATING EXPENSES

Operating expenses for the nine months ended September 28, 2008 increased by approximately 15.3%, or $3.5 million, to $26.1 million from $22.6 million for the nine months ended September 30, 2007.  As a percentage of net sales, operating expenses decreased to 23.3% from 25.1% in the prior year period.

For the nine months ended September 28, 2008, engineering and development expense increased by $0.3 million compared to the nine months ended September 30, 2007, due to an increase in foreign currency exchange rate fluctuations related to our Cherokee Europe operations.

Selling and marketing expense consists primarily of sales salaries and commissions, travel, advertising and marketing expenses. For the nine months ended September 28, 2008, selling and marketing expense increased by $0.3 million compared to the nine months ended September 30, 2007.  Bonuses and commissions were higher by $0.2 million for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007 due to higher sales.  For the nine months ended September 28, 2008, the increase in selling and marketing expense included $0.3 million of foreign currency exchange rate fluctuations related to our Cherokee Europe operations.  Offsetting these increases were a decrease of $0.2 million in customer promotional and marketing expenses.

General and administrative expense consists primarily of salaries and other expense for management, finance, human resources and information systems. For the nine months ended September 28, 2008, general and administrative expense increased by $2.0 million compared to the nine months ended September 30, 2007, due to an increase of $0.9 million of professional and legal fees related to the Merger Agreement, $0.4 million of professional and legal fees related to efforts to refinance the Senior Notes prior to entering the Merger Agreement, $0.4 million in foreign currency exchange rate fluctuations from our Cherokee Europe operations and $0.3 million in legal expenses in our defense in the SynQor litigation.

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

OPERATING INCOME (LOSS)

As a result of the factors discussed above, operating income was $3.1 million for the nine months ended September 28, 2008 compared to an operating loss of $5.6 million for the nine months ended September 30, 2007.  Operating margin increased to income of 2.8% from a loss of 6.2% in the prior year period.

INTEREST EXPENSE

Interest expense for the nine months ended September 28, 2008 was $2.2 million compared to $2.1 million for the nine months ended September 30, 2007.  The interest expense is mainly related to our 5.25% senior notes and commitment fees on our senior revolving credit line.

OTHER INCOME

For the nine months ended September 30, 2007, the Company recorded a net gain of $0.4 million to other income related to the sale of the Mexico Facility building.  See Note 10 to the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1, “Financial Statements,” for additional information.

INCOME TAXES

Provision (benefit) for income taxes for the nine months ended September 28, 2008 and the comparable period of September 30, 2007 was a $1.7 million provision and a $2.0 million benefit, respectively. The provision for the nine months ended September 28, 2008 is higher by $3.7 million than the comparable period of September 30, 2007 due to the recording of a valuation allowance against the Company’s European deferred tax assets as a discrete event in the quarter ended June 29, 2008 equal to $1.6 million.

Based on available evidence, management cannot conclude it is more likely than not that the deferred tax assets will be realizable.

Provision for income taxes for the nine months ended September 28, 2008 was calculated using an effective tax rate of less than one percent for the full fiscal year in addition to the valuation allowance of $1.6 million recorded as a discrete event in the quarter ended June 29, 2008.

NET INCOME (LOSS)

 As a result of the factors discussed above, we recorded a net loss of $0.4 million for the nine months ended September 28, 2008, compared to the net loss of $5.0 million for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net cash provided by operating activities for the nine months ended September 28, 2008 was $6.4 million compared to net cash used in operating activities of $4.6 million for the nine months ended September 30, 2007.

Net cash provided by operating activities for the nine months ended September 28, 2008 reflected a net loss of $0.4 million, $2.0 million in depreciation and amortization, $1.1 million in goodwill impairment, $0.1 million in amortization of deferred financing costs, $0.7 million of stock-based compensation, a $1.7 million increase in the valuation allowance for deferred income taxes, a $1.6 million decrease in accounts receivable, a $0.1 million decrease in prepaid expenses and other current assets, a $0.4 million decrease in deposits and other assets, a $0.7 million increase in accounts payable, a $0.1 million increase in accrued compensation and benefits and a $0.6 million increase in accrued interest payable.  This was offset by a $1.5 million increase in inventories, a $0.5 million decrease in accrued liabilities and restructuring costs, and a $0.3 million decrease in other long-term obligations.

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

Net cash used in investing activities for the nine months ended September 28, 2008 was $0.4 million, which was related to capital expenditures.

Net cash used in investing activities for the nine months ended September 30, 2007 was $0.9 million, in which $2.2 million was related to capital expenditures.  We invested $2.1 million in our China facility. We received $1.2 million of proceeds from the sale of the Mexico Facility building in 2007.

Net cash provided by financing activities for the nine months ended September 28, 2008 was $0.8 million, which included a $1.3 million payment with respect to Cherokee’s China’s line of credit with Industrial and Commercial Bank of China Ltd., or ICBC, during the first quarter of 2008, or ICBC, and payments of $0.3 million by Cherokee Europe on its short-term loan.  This was offset by Cherokee Europe’s borrowing of $0.6 million in a short-term loan and $0.8 million borrowings from its line of credit with ING Belgie NV, and $1.0 million borrowings by Cherokee China from its line of credit with Industrial and Commercial Bank of China Ltd.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $3.8 million.  In July 2007, Cherokee Europe borrowed short-term funds of $0.6 million from ING Belgie NV.  The loan arrangement was for six months and ended December 25, 2007. The loan bore a 5.3% interest rate. As of September 30, 2007, the outstanding balance owed was $0.3 million. During the three months ended September 30, 2007, Cherokee Europe borrowed $2.0 million from the line of credit with Bank Brussels Lambert, a subsidiary of ING Belgie NV.  In January 2007, we opened a credit facility with ICBC, which advanced up to the equivalent of approximately $3.3 million, expressed as RMB 25.0 million. The line is collateralized by the Company’s building in Shanghai, China. During the first three months of 2007, Cherokee China borrowed $1.3 million under this credit facility to support working capital requirements as our China subsidiary builds inventory and incurs value-added tax on local purchases. As of September 30, 2007, the outstanding balance of $1.3 million due to ICBC remained due. During the nine months ended September 30, 2007, $0.2 million of employee stock purchase plan proceeds were received.

LIQUIDITY

We expect our liquidity requirements will be primarily for working capital and capital expenditures, including repayment of principal and default interest on overdue principal of our Senior Notes that were due on November 1, 2008. As of September 28, 2008, we had cash and cash equivalents of $15.3 million and negative working capital of $2.8 million due to the $46.6 million of senior notes in payment default as of November 1, 2008, as described under Notes 2 and 6 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, being classified to current liabilities.  Our revolving line of credit with General Electric Capital Corporation matured on August 25, 2008. We currently do not have an existing line of credit for our US domestic company.  Historically, we have financed our operations with cash from operations supplemented by borrowings from credit facilities and debt and equity issuances.

In January 2007, we opened a credit facility with ICBC, as described under Note 6 to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”  This facility is intended for working capital requirements in China, especially as our China subsidiary builds inventory for export to the United States and Europe and incurs value-added tax on local purchases that can only be recovered through in-country sales of our product. During the quarter ended September 28, 2008, Cherokee China borrowed $0.5 million from its line of credit.  As of September 28, 2008, Cherokee China had outstanding borrowings of $1.0 million under this line of credit.

Subject to the refinancing risk described above, we believe our cash flow from operations and our credit line in China are sufficient to meet our operating cash requirements for at least the next twelve months. However, this assumes that the Merger Agreement will be approved by our stockholders and the Merger will be consummated, in which case the Company anticipates that the outstanding amounts due and payable under our Senior Notes, together with default interest on overdue principal, will be paid in full at or after the closing of the Merger.  If the Merger fails to be consummated, the Company may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of the Company’s assets, or otherwise significantly alter the operating plan of the Company, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations and the ability of the Company to continue as a going concern. There can be no assurance that any refinancing or sale of assets would be available on satisfactory terms, if at all, or that the Company would be able to continue as a going concern.  Accordingly, if the Merger fails to be consummated, the Company could be forced to file for bankruptcy protection and thereby reorganize or liquidate its assets, resulting in material adverse consequences for the Company’s stockholders, creditors and employees.

Having completed the China plant construction, ongoing current and future liquidity needs are expected to arise primarily from working capital requirements and historical level capital expenditures, assuming we successfully repay or renegotiate our Senior Notes obligation. Our capital expenditures in 2007 were $2.3 million. In 2008, we expect our capital expenditures to range between $1.7 million and $2.1 million.

CONTRACTUAL OBLIGATIONS

As of September 28, 2008, our borrowings consisted of approximately $46.6 million of senior notes, $2.8 million of outstanding borrowings on our Cherokee Europe line of credit, $0.2 million of outstanding borrowings of short-term funds, and $1.0 million of outstanding borrowings under Cherokee China’s credit facility and line of credit.  For a more detailed discussion related to the financial instruments and obligations, see Note 6, “Debt” to the accompanying Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements.”

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

The remaining balance of $0.3 million in the deferred compensation plan has been reserved and deposited into an investment account with funds that closely mirror investment funds similar to the participants’ investment selections.

The maturities of our long-term debt, including capital leases, and future payments relating to our operating leases and other obligations as of September 28, 2008 are as follows (in thousands):

Contractual Obligations	September 28, 2008 to December 28, 2008	2009	2010	2011	2012	Thereafter	Total
Debt-senior notes	$46,630	$—	$—	$—	$—	$—	$46,630
Operating leases	403	568	43	18	—	109	1,141
Purchase order commitments	18,556	—	—	—	—	—	18,556
1999 Europe restructuring	52	344	57	—	—	—	453
2003 Europe restructuring	55	261	241	198	154	224	1,133
Long service award	17	117	219	25	21	585	984
Deferred compensation	45	53	19	19	19	122	277
Advances for research and development	22	60	60	62	64	348	616
Unrecognized tax benefits	—	307	—	—	—	—	307
Total	$65,780	$1,710	$639	$322	$258	$1,388	$70,097

The long-term liability for accrued pension costs included on the condensed consolidated balance sheet is excluded from the table above. The Company is unable to estimate the timing of payments for these costs. During the nine months ended September 28, 2008, the Company contributed approximately $0.3 million.  In 2008, the Company expects to contribute $0.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the impact of recently issued accounting pronouncements, see the subsection entitled “Recent Accounting Pronouncements” contained in Note 2 of the Notes to Condensed Consolidated Financial Statements under Item 1. “Financial Statements.”

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates and short-term interest rates. We did not have any derivative financial instruments at September 28, 2008.

We had no variable rate debt outstanding at September 28, 2008. We cannot predict market fluctuations in interest rates and their impact on any variable rate debt we may incur in the future, nor can there be any assurance that fixed rate long-term debt will be available to us at favorable rates, if at all.

Item 4T.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, and our Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. The evaluation included certain control areas in which we have made changes to improve and enhance controls. As described below, we have identified material weaknesses and significant deficiencies in our internal control over financial reporting as of December 30, 2007, and as of September 28, 2008, these material weaknesses and significant deficiencies have not been fully remediated.

As a result, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of September 28, 2008, our disclosure controls and procedures were not effective.

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

•     Due to personnel changes, the Company expects to rely on outside professionals for a significant portion of its SOX compliance review.  During the second quarter, we engaged Grant Thornton to assist the Company in its SOX compliance.  Initial planning has begun.

•     An improved consolidated reporting package is now provided to corporate management and significant items are being reviewed with local management.

SOX Compliance

As a non-accelerated filer, 2007 marked the first year of SOX compliance for the Company. The Company completed an internal assessment of controls. While the vast majority of the Company’s controls were operating properly, the Company did identify control deficiencies for remediation. The corporate office worked closely with the site accounting personnel to remediate these deficiencies. The vast majority of the deficiencies were remediated during 2007, but some did remain at year end. While efforts to remediate these deficiencies have continued into 2008, management assessed the remaining deficiencies to determine if any additional material weakness existed. The Company concluded that none of the open deficiencies at 2007 fiscal year end could result in a material weakness but did believe that one could be classified as a significant deficiency. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit the attention of those responsible for oversight over the Company’s financial reporting. Since the Company conducted its assessment of the effectiveness of our internal control over financial reporting as of December 30, 2007, our management has implemented the following changes to its internal control over financial reporting in response to the significant deficiencies that were identified as of December 30, 2007, as described below:

1)    Inadequate fixed asset management systems and procedures

During the second quarter, the Company implemented new IT system controls that we believe will remediate the inadequate controls over shipping cutoffs which were identified as a significant deficiency during 2007 SOX compliance.  Remediation efforts on the fixed asset systems are expected to continue over several periods.  The issues of IT systems, people and process are interrelated and difficult to separate. Striking the optimum balance between improved process, better trained and supervised staff and mission critical IT improvements is essential for success.

The Company is committed to remediating all material weaknesses and significant deficiencies presently identified and any additional deficiencies that may be identified in the future.

In connection with the Company’s filing of its consolidated financial statements for its fiscal year ending December 28, 2008, the Company’s internal control over financial reporting will not be subject to attestation by the Company’s registered public accounting firm due to the deferral of the effective date of these requirements. This date has been delayed for non-accelerated filers; the provision will now apply to fiscal years ending on or after December 15, 2009.

Changes in Internal Control Over Financial Reporting

Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during our third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

On November 16, 2007, SynQor announced that it had filed a lawsuit against several of its competitors, including the Company who was named in the complaint, for infringement of two patents relating to bus converters and/or non-isolated point of load converters used in intermediate bus architectures. The patents at issue are U.S. patents 7,072,190 and 7,272,021. The suit was filed in Federal Court in the Eastern District of Texas. The Company intends to and continues to vigorously defend this lawsuit. Although the ultimate aggregate amount of monetary liability or financial impact with respect to this lawsuit is subject to many uncertainties and is therefore not predictable with assurance, the final outcome of this lawsuit, if adverse, could have a material adverse effect on our financial position, results of operations or cash flows.

During the nine months ended September 28, 2008, we were not a party to any other material legal proceedings. We are occasionally a party to lawsuits relating to routine matters incidental to our business. As with all litigation, we can provide no assurance as to the outcome of any particular lawsuit, and we note that litigation inherently involves significant costs.

Item 1A.   Risk Factors

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2007, as set forth below. Except for the risk factor concerning the 5.25% Senior Notes and the pending Merger, we do not believe any of the updates constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2007.

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

Our top ten customers accounted for approximately 49% of our net sales for the nine months ended September 28, 2008 and approximately 50% of our net sales for the year ended December 30, 2007. In addition, one customer accounted for more than 10% of net sales in the nine months ended September 28, 2008 and for the year ended December 30, 2007. The loss of any of our major customers could have a material adverse effect on our financial condition or results of operations. We do not have long-term contracts with our customers, and our customers use alternative power supply providers for some or all of their products. We may not be able to maintain our customer relationships, and our customers may reduce or cancel their purchase orders, purchase power supplies elsewhere or develop relationships with additional providers of power supplies, any of which could adversely affect our financial condition or results of operations. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results. Prior to, or at the end of, a product’s life cycle, any of our customers may decide to discontinue or modify any of its products. In that event, the customer may no longer have a need for our products or may choose to integrate a competitor’s power supply into the customer’s new or modified product. The resulting loss of revenues could also adversely affect our financial condition or results of our operations.

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

We do not obtain long-term purchase orders or commitments from our customers and customers may generally cancel, reduce or postpone orders or commitments. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause customers to cancel, reduce or delay orders or commitments that were previously made or anticipated. At any time, a significant portion of our backlog may be subject to cancellation or postponement. For example, our entire $50.6 million backlog as of September 28, 2008 was subject to cancellation upon the payment by our customers of cancellation fees that vary depending on individual purchase orders. We also enter into certain warehousing arrangements with some of our customers, whereby we agree to bear the risk and cost of carrying inventory. Under these arrangements, we deliver the power supplies ordered by such customers to a third-party location, permit these customers to take delivery of the power supplies within a specified time period after our delivery of the products, and invoice these customers for the products only after they have taken ultimate delivery and title has passed. We may not be able to replace cancelled, delayed or reduced orders or commitments in a timely manner or at all and in some instances may need to write off inventory. Significant or numerous cancellations, as well as reductions or delays in orders or commitments, including as a result of delays in or the failure to take delivery of products that are subject to such arrangements, by a customer or group of customers, could materially adversely affect our financial condition or results of operations.

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

We have manufacturing operations located in India, and China and had manufacturing operations in Europe until we sold Cherokee Europe in October 2008. We may expand our operations into other foreign countries in the future. In addition, international sales have been, and are expected to continue to be, an important component of our total sales. International sales represented 54% of our net sales for the year ended September 28, 2008 and 50% of our net sales for the year ended December 30, 2007. Our manufacturing operations and international sales are subject to inherent risks, all of which could have a material adverse effect on our financial condition or results of operations. Other risks affecting our international operations include:

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

Although we transact business primarily in U.S. dollars, a portion of our sales and expenses, including labor costs, are denominated in the Indian rupee, the Chinese renminbi (“RMB”). For the nine months ended and the year ended September 28, 2008 and December 30, 2007, net sales in Europe accounted for 31% and 35% of our net sales, respectively. Declines in the value of the U.S. dollar relative to the Euro impacted our revenue, cost of goods sold and operating margins for these periods and resulted in foreign currency transaction gains and losses. Foreign currency translation gains or losses recorded in other comprehensive income, a component of equity, for the nine months ended September 28, 2008 and for the year ended December 30, 2007 were a gain of $0.2 million and a gain of $1.2 million, respectively. Historically, we have not actively engaged in substantial exchange rate hedging activities and do not intend to do so in the future.

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

On November 16, 2007, SynQor announced that it had filed a lawsuit against several of its competitors, including the Company who was named in the complaint, for infringement of two patents relating to bus converters and/or non-isolated point of load converters used in intermediate bus architectures. The patents at issue are U.S. patents 7,072,190 and 7,272,021. The suit was filed in Federal Court in the Eastern District of Texas. The Company intends to and continues to vigorously defend this lawsuit. Although the ultimate aggregate amount of monetary liability or financial impact with respect to this lawsuit is subject to many uncertainties and is therefore not predictable with assurance, the final outcome of this lawsuit, if adverse, could have a material adverse effect on our financial position, results of operations or cash flows.

Provisions of the agreements governing our debt will restrict our business operations.

Cherokee China entered into a loan contract in January 2007 with ICBC for a working capital line of credit. Pursuant to the contract, ICBC agreed to make advances up to the equivalent of approximately $4.1 million, expressed as RMB 28.0 million. The line of credit is collateralized by the Company’s building in Shanghai, China. Beginning with its initial borrowing under the contract, Cherokee China has agreed to deposit in the ICBC Shanghai Branch at least 90% of the operating revenue it collects. Our usage of the cash from these deposits made into our bank account is not restricted. As of September 28, 2008, Cherokee China had $1.0 million of outstanding borrowings under the line of credit and was in compliance with all covenants.

We may need to incur additional debt to continue to grow our business in the future. The agreements governing our debt contain a number of covenants that restrict our business operations, including covenants limiting our ability to make investments, enter into mergers or acquisitions, dispose of assets, incur additional debt, grant liens, enter into transactions with affiliates, redeem or repurchase our capital stock, repay other debt and pay dividends. As of September 28, 2008, we were in compliance with our covenants set forth in the agreements.

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

Our 5.25% Senior Notes matured on November 1, 2008, and we were unable to repay or refinance this indebtedness upon maturity.

On November 1, 2008, the $46.6 million aggregate principal amount outstanding under our 5.25% Senior Notes became due and payable.  As previously disclosed, we did not have sufficient cash available to repay this indebtedness.. We made the interest payment due on November 1, but we were unable to pay the principal amount outstanding at maturity and a payment default occurred.  As a result of the payment default, in addition to the aggregate principal amount outstanding under the Senior Notes, we are required to pay interest on overdue principal at the default rate of 6.25% per annum.  It is anticipated that the Merger will close on or about November 21, 2008, after stockholders vote on the Merger at the Special Meeting of Stockholders to be held on November 18, 2008.  As a result of the Merger, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Lineage, the Senior Notes will remain an obligation of the Company.  We anticipate that the outstanding amounts due and payable under the Senior Notes, together with default interest on overdue principal, will be paid in full at or after the closing of the Merger.  If the Merger fails to be consummated, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations and our ability to continue as a going concern. There can be no assurance that any refinancing or sale of assets would be available on satisfactory terms, if at all, or that the Company would be able to continue as a going concern.  Accordingly, if the Merger fails to be consummated, the Company could be forced to file for bankruptcy protection and thereby reorganize or liquidate its assets, resulting in material adverse consequences for the Company’s stockholders, creditors and employees.

Credit risks could materially and adversely affect our operations and financial condition.

Negative or declining economic conditions can increase our exposure to our customers’ credit risk. In particular, sales to larger customers are sometimes made through contract manufacturers that do not have the same resources as those customers. Additionally, if one of our major customers experienced financial difficulties, losses could be in excess of our current allowance. At September 28, 2008, one of our Cherokee US customers accounted for approximately 14.9% of our total net receivables and one of our Cherokee Europe customer accounted for 10.9% of our total net receivables at December 30, 2007. For the periods ended September 28, 2008 and December 30, 2007, our accounts receivable write-offs amounted to less than 1% of our net accounts receivable balance. In the event our customers or those contract manufacturers experience financial difficulties and fail to meet their financial obligations to us, or if our recorded bad debt provisions with respect to receivables obligations do not accurately reflect future customer payment levels, we could incur additional write-offs of receivables that are in excess of our provisions, which could have a material adverse effect on our operations and financial condition. In addition, we depend on the continuing willingness of our suppliers to extend credit to us to finance our inventory purchases. If suppliers become concerned about our ability to generate cash and service our debt, they may delay shipments to us or require payment in advance.

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

Failure to complete the proposed Merger could negatively impact our stock price and future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the merger.

If the proposed Merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed and that the benefits of the merger will be realized, or as a result of the market’s perceptions that the proposed Merger is not consummated due to an adverse change in our business. In addition, our business may be harmed, and the price of our common stock may decline, to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the Merger or otherwise remain uncertain about our future prospects in the absence of the Merger.

While the proposed merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business.

Uncertainty about the effect of the proposed Merger on customers and suppliers may have an adverse effect on us. These uncertainties could cause customers, suppliers and others who deal with us to seek to change existing business relationships. In addition, the Merger Agreement restricts our ability, without Lineage’s consent and subject to certain exceptions, from taking specified actions until the Merger is completed or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the Merger or termination of the Merger Agreement.

Item 3. Defaults Upon Senior Securities

On November 1, 2008, the $46.6 million aggregate principal amount outstanding under our 5.25% Senior Notes became due and payable.  As previously disclosed, we did not have sufficient cash available to repay this indebtedness.  We made the interest payment due on November 1, but we were unable to pay the principal amount outstanding at maturity and a payment default occurred.  As a result of the payment default, in addition to the aggregate principal amount outstanding under the Senior Notes, we are required to pay interest on overdue principal at the default rate of 6.25% per annum. As of the date of filing of this report, the aggregate outstanding principal and accrued interest of the 5.25% Senior Notes was approximately $46,639,715.  It is anticipated that the Merger, described in Note 2 in the accompanying Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements,” will close on or about November 21, 2008, after stockholders vote on the Merger at the Special Meeting of Stockholders to be held on November 18, 2008. As a result of the Merger, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent, the Senior Notes will remain an obligation of the Company.   We anticipate that the outstanding amounts due and payable under the Senior Notes, together with default interest on overdue principal, will be paid in full at or after the closing of the Merger.  If the merger fails to be consummated, we may be forced to refinance on terms that are materially less favorable, seek funds through other means such as a sale of assets, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition and results of operations and our ability to continue as a going concern. There can be no assurance that any refinancing or sale of assets would be available on satisfactory terms, if at all, or that the Company would be able to continue as a going concern.  Accordingly, if the Merger fails to be consummated, the Company could be forced to file for bankruptcy protection and thereby reorganize or liquidate its assets, resulting in material adverse consequences for the Company’s stockholders, creditors and employees.

Item 6.   EXHIBITS

EXHIBIT INDEX

Exhibits have heretofore been filed with the SEC and are incorporated herein by reference. Management contracts or compensatory plans or arrangements are marked with an asterisk.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of September 24, 2008, among Lineage Power Holdings, Inc., Birdie Merger Sub, Inc. and Cherokee International Corporation.(4)
2.2	Agreement for the Sale and Purchase of All of the Issued and Outstanding Shares of Cherokee SPRL dated October 18, 2008, between Cherokee Netherlands II BV and Mr. Eric Brouwers.(5)
3.1	Restated Certificate of Incorporation of Cherokee International Corporation.(1)
3.2	Amended and Restated By-Laws of Cherokee International Corporation.(1)
4.1	Specimen certificate for shares of common stock, par value $0.001 per share.(3)
4.2	Indenture, dated as of November 27, 2002, between Cherokee International Corporation, as issuer, and U.S. Bank, N.A., as trustee, relating to the 5.25% Senior Notes due 2008.(2)
4.3	Form of 5.25% Senior Notes due 2008.(2)
*10.1

Voting Agreement, dated as of September 24, 2008, by and among GSCP (NJ), Inc., GSC Recovery II, L.P., GSC Recovery IIA, L.P., GSC Partners CDO Fund, Limited, GSC Partners CDO Fund II, Limited, OCM Principal Opportunities Fund, L.P. and OCM/GFI Power Opportunities Fund, L.P., Cherokee International Corporation, Lineage Power Holdings, Inc. and Birdie Merger Sub, Inc.(4)

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

(4)                                  Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on September 30, 2008.

(5)                                  Incorporated by reference from the Current Report on Form 8-K filed by the Registrant on October 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEROKEE INTERNATIONAL CORPORATION

Date: November 12, 2008	By:	/s/ JEFFREY M. FRANK
Jeffrey M. Frank
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ LINSTER W. FOX
Linster W. Fox
Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)